Form 10-K
period 2022-12-31
ZEBRA TECHNOLOGIES CORP
filed 2023-02-16
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, July 2, 2022, was $15.4 billion.
As of February 9, 2023, there were 51,404,742 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 11, 2023, are incorporated by reference into Part III of this report, as indicated herein. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2022

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2023. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as cloud-based software subscriptions and robotics automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We provide our products, solutions and services globally through a direct sales force and extensive network of over 10,000 channel partners, operating in approximately 190 countries, with 120 facilities and approximately 10,500 employees worldwide.

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

The evolution of the AIDC market to transform workflows is being driven by strong underlying secular trends in technology, which include the internet of things (“IoT”), cloud-based data analytics, intelligent automation, mobility, computer vision, as well as artificial intelligence and machine learning. The IoT enables the real-time exchange of an increasingly broad set of information among a proliferation of smart, connected devices. Cloud computing and expanded data analytics are allowing enterprises to make better business decisions through improved timeliness and increased visibility into workflows. While traditional AIDC solutions capture limited amounts of data and populate static enterprise systems, newer solutions that can leverage artificial intelligence through machine learning can analyze real-time data from many sources to generate actionable insights. The continued rapid growth of mobile devices and application software are also significantly expanding mobile computing use cases throughout enterprises and supply chains. With these expanded capabilities, end-users can consume and act upon dynamic enterprise data and information anytime and anywhere. Additionally, computer and machine vision technology, which enables the automatic extraction and understanding of useful information from a digital image or video, provides a key element in many of our solutions.

Acquisitions
Matrox: On June 3, 2022, the Company acquired Matrox Electronic Systems Ltd. (“Matrox”) for $881 million in cash, net of Matrox’s cash on-hand. Matrox is a leading provider of advanced machine vision components and software serving multiple end-markets. Through its acquisition, the Company significantly expands machine vision products and software offerings. The operating results of Matrox are included in the EVM segment.

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

Fetch: On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”) for $301 million, which consisted of $290 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Fetch of $11 million, as remeasured upon acquisition. Fetch is a provider of autonomous mobile robot solutions for customers who operate in the manufacturing, distribution, and fulfillment industries, enabling customers to optimize workflows through robotic automation. Through this acquisition, the Company intends to expand its automation solution offerings within these industries. The operating results of Fetch are included within the EVM segment.

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

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.

Operations and Technologies
Our operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”), which includes barcode and card printing, supplies and services; and Enterprise Visibility & Mobility (“EVM”), which includes mobile computing, data capture, RFID, fixed industrial scanning and machine vision, services and workflow optimization solutions including location solutions.

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

We also provide dye-sublimination thermal card printers that produce high quality images and are used for secure, reliable personal identification (e.g. state identification cards, drivers’ licenses, and healthcare identification cards), access control (e.g. employee or student building access), and financial transactions (e.g. credit, debit and ATM cards). Additionally, we provide RFID printers that encode data into passive RFID transponders embedded in a label or card. We offer a wide range of accessories and options for our printers, including carrying cases, vehicle mounts and battery chargers.

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

Data Capture, RFID, Fixed Industrial Scanning, and Machine Vision: We design, manufacture, and sell barcode scanners, RFID readers, industrial machine vision cameras, and fixed industrial scanners. Our portfolio of scanners includes laser scanning and imager products in a variety of form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. Our scanners incorporate a range of technologies including area imagers, linear imagers, and lasers, as well as read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkouts to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. Our RFID products include fixed readers, RFID enabled mobile computers, and RFID sleds that utilize passive ultra-high frequency to provide high-speed, non-line of sight data capture from hundreds or thousands of RFID tags in near real-time. Using the Electronic Product Code (“EPC”) standard, end-users across multiple industries use our RFID technology to track high-value assets, monitor shipments, and drive increased retail sales through improved inventory accuracy. We also offer mobile computers that support high frequency near-field communications and low frequency radio technologies. In 2021 we introduced fixed industrial scanning and machine vision solutions, and in 2022, we significantly expanded our machine vision solutions through the acquisition of Matrox Imaging. Our fixed industrial scanning products automatically track and trace items that move from production through distribution. Our industrial machine vision platform-independent software, software development kits, smart cameras, vision controllers, frame grabbers, input/output cards, and 3D sensors capture, inspect, assess, and record data from industrial vision systems in factory automation, semiconductor inspection, pharmaceutical packaging, food & beverage, among other use cases. We also provide related software and accessories for these products.

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

Workflow optimization solutions: We provide a portfolio of solutions that help our customers improve the agility and productivity of key operational workflows by analyzing and acting on data in real time. Our primary focus is on frontline workers in Zebra’s core customer segments, including retail, transportation and logistics, warehouse and distribution, and healthcare. Our workflow optimization solutions include:
•Software-based solutions, which include workforce management, workflow execution and task management, demand-sensing, price optimization, prescriptive analytics, as well as communication and collaboration-based solutions. These solutions are typically delivered through cloud-based software subscriptions and leverage big data, artificial intelligence, and mobile and web applications to provide customers with real-time visibility and actionable insights about their business. By analyzing labor, inventory, transactional and real-time situational data, these solutions are able to forecast demand, prescribe actions, schedule workers, and enhance collaboration. Our software-based solutions are available with multiple service levels, and are often contracted through multi-year service agreements;
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
•Location Solutions, which include a range of RTLS and services that generate precise, on-demand information about the physical location and status of high-valued assets, equipment, and people. These solutions incorporate active and passive RFID technologies, beacons, and other tracking technologies to enable users to locate, track, manage, and optimize the utilization of enterprise assets and personnel. We provide substantially all elements of the location solution, including tags, sensors, exciters, middleware software, and application software. Our location solutions are deployed primarily in manufacturing, aerospace, transportation and logistics, sports, and healthcare industries.
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

High barriers to entry
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

Enhance financial strength and flexibility
While maintaining our strong balance sheet, we intend to continue to improve profitability and cash flow generation through operational execution and increased productivity derived from continuous business process improvement, supply chain resiliency, cost management, and focus on working capital efficiency.

Sustainable business model
Zebra’s foundational ESG priorities of human capital management, resource conservation, and climate align with our strategic focus and corporate values. Initiatives within these priorities are advanced by our cross-functional Sustainability Council, with executive sponsorship and board oversight. Our approach helps to ensure that our business is sustainable over the long term for the benefit of our primary stakeholder groups, including employees, customers, partners, and investors. We are driving a high-

performance, inclusive and diverse culture, striving to consistently be the employer of choice in the communities where we work and live. We also focus on waste reduction, circular economy product innovation with certified refurbished devices, eco-packaging and sustainable product design. Additionally, we have science-based targets on carbon emission reductions in Zebra’s operations and throughout our value chain.

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, intelligent automation, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

Key competitive factors include the breadth and quality of products, solutions and services, as well as pricing, design, performance, durability, geographic availability, warranty coverage, relationships with customers and channel partners, company reputation, and brand recognition. We believe we compete effectively with respect to these factors.

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

Our Net sales to significant customers as a percentage of the Company’s total Net sales were as follows:

	Year Ended December 31,
	2022	2021	2020
Customer A	20.7%	22.3%	20.7%
Customer B	15.0%	13.6%	13.9%
Customer C	12.8%	12.6%	17.7%

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
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products, solutions, and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2022, 2021, and 2020 were $570 million, $567 million, and $453 million, or 9.9%, 10.1% and 10.2% of Net sales, respectively. Worldwide, we have employed approximately 3,100 engineers and innovation and design experts, who along with contractors, are focused on strengthening and broadening our extensive portfolio of products and solutions.

Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2022, the Company owned approximately 2,200 trademark registrations and trademark applications, and approximately 6,500 patents and patent applications, worldwide.

We believe that our intellectual property will continue to provide us with a competitive advantage in our product areas as well as provide leverage for future technologies. Our success depends more upon our extensive know-how, deep understanding of end-user processes and work-flows, innovative culture, technical leadership and marketing and sales abilities. Although we do not rely only on patents or other intellectual property rights to protect or establish our market position, we will enforce our intellectual property rights when and where appropriate.

Human Capital
The Company is committed to attracting, developing, and retaining talent to enable our strategic vision. This commitment directly shapes our approach to fostering a culture of inclusion and diversity and ensuring employees can reach their potential.

We believe that our strong Company culture is a key enabler of our success. The values of accountability, integrity, teamwork, agility, and innovation are central to our culture and how we operate and work together. We take proactive steps to ensure that this culture continues to permeate throughout our organization. Employee engagement within the Company is consistently high with the most recent measures scoring above relevant benchmarks for technology companies. We consider our relations with our employees to be very good. In addition, we believe our compensation structure aligns with our stockholders’ long-term interests by balancing profitability and growth, and reflects the Company’s commitment to pay for performance.

In response to employee survey feedback, this year the Company implemented well-being solutions including a speaker series on resilience, a manager toolkit, and a “Be You, Be Real, Be Well” campaign. In addition, the Company implemented zDay, a paid, company-wide day off for all eligible Zebra employees, and Focus Fridays to encourage meeting-free time on Friday afternoons.

As recognition of the Company’s strong culture and commitment to its employees, the Company ranked #42 on Newsweek’s list of America’s 100 Most Loved Workplaces, #42 on Fast Company’s list of the Best Workplaces for Innovators, #79 on Forbes’ list of America’s 500 Best Midsize Employers and was Great Place to Work-Certified™ in 2022.

As of December 31, 2022, the Company had approximately 10,500 employees globally, with a majority in sales and technical roles. Our employees work in 56 countries with a majority of our employees located outside of the U.S. Some portions of our business, primarily in Europe, China, and India, are subject to labor laws that differ significantly from those in the U.S. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings and layoffs.

Talent Development
We are a Company built on a community of changemakers, innovators, and doers who come together to deliver a performance edge to the front line of business. We believe that empowered team members enable us to advance our strategic priorities. As a result, we provide ample employee development opportunities, starting with our robust onboarding process. Our Zebra Education Network online learning platform offers a wide variety of learning and development resources such as formal learning courses, cross-functional development experiences, as well as tools for mentoring and career shadowing. We also offer annual training and certification programs. Additionally, on an annual basis, we conduct a comprehensive talent review to assess our leadership pipeline and align on the skills we need to proactively develop employees for the future. This annual exercise is complemented by quarterly sessions with management to ensure we make progress on our critical talent development efforts throughout the year.

Inclusion and Diversity
We are committed to leveraging a diverse workforce where employees can bring their best selves to work, to being an inclusive workplace where all employees are seen, heard, valued, and respected, and to being a recognized leader in the marketplace that values the diversity of its’ employees, customers, partners and suppliers. We have continued to expand our Inclusion & Diversity program, formalized in 2018, through the launch of our Inclusion & Diversity Advisory Council in 2020, the launch of our Inclusion Champions program in 2021, and the formalization of an internal I&D goals framework in 2022. This expansion has been enabled through our continued focus on a culture of inclusion (leveraged through our inclusion networks), embedding I&D as a component of a career at Zebra (including expanding the hiring, retention & career development of diverse talent with the support of our external outreach partnerships) and setting the foundations for wider outreach in the community (building multiple pathways for access to employment at Zebra), as well as deepening relationships with our customers through a shared vision to advance I&D.

•Culture: Our inclusion networks are employee-driven, executive sponsored communities which foster a more inclusive workplace by bringing together employees from across the business to empower, support and learn from each other. The inclusion networks promote collaboration and host productive dialogue to help all Zebras understand the unique needs of our diverse employee populations. Currently at Zebra, we have eight inclusion networks: Women’s Inclusion Network (WIN), Zebra Equality Alliance (ZEAL), Zebra Veteran’s Inclusion Network (VETZ), Zebras of African Descent (ZAD), Zebra Hispanic/Latinx Inclusion Network (UNIDOZ), Zebras of All Abilities (ZoAA) and Zebra’s Early Career Inclusion Network (EDGE). In 2022, we launched The Green Herd employee network to support grassroots sustainability efforts, inspire a conservation mindset at each Zebra site, and support and develop focus areas for active employee engagement across the globe.

•Career: We have established talent acquisition partnerships with organizations such as Society of Women Engineers (SWE), National Society of Black Engineers (NSBE), Disability:IN, Hispanic Alliance for Career Enhancement (HACE), Hiring our Heroes (HOH), Out in STEM (oSTEM), as well as Hispanic Serving Institutions to enhance our recruitment efforts and deepen our partnerships with diverse talent. In addition to external outreach, we provide a variety of training including unconscious bias awareness for all employees, interviewing bias awareness training for hiring managers, and a mandatory Inclusive Leadership workshop for all people leaders. There are additional diversity and inclusion learning tools and resources available for all Zebras, including discussion forums and on-demand learning geared specifically on allyship focusing on the development of our diverse talent. Additionally, we have launched employee development programs with external coaching, partnered with CEO Action’s Executive Level Mentoring Initiative.

•Community: We focus on how the Company deepens the impact that we have on the local communities we serve through aligned philanthropic activity, as well as increasing access for learning and employment opportunities within our communities.

•Customers: The Company values the opportunity to engage on the journey of advancing a culture of Inclusion & Diversity in collaboration with our customers and partners together, recognizing that we may share many similar opportunities and challenges. Our inclusion networks have started collaborating with employee resource groups at external customers and partners to share best practices and innovate on initiatives to foster inclusive cultures, as well as hosting joint events to raise overall awareness and education.

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
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2022, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

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

General Business and Industry Risks

The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have grown rapidly over the last several years both organically and through acquisitions. This growth has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

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

Inability to consummate future acquisitions at appropriate prices could negatively impact our growth rate and stock price. Our ability to expand revenues, earnings, and cash flow depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and to realize anticipated synergies. Acquisitions can be difficult to identify and consummate due to competition among prospective buyers and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approval on acceptable terms. Macroeconomic factors, such as rising inflation and interest rates, capital market volatility, etc., could negatively influence our future acquisition opportunities.

The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. We may acquire or make investments in businesses, technologies, services, products, or solutions. An acquisition may present business issues which are new to us. The process of integrating any acquired business, technology, service, product, or solution into our operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. These and other factors may result in benefits of an acquisition not being fully realized.

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

•The ability to implement internal controls and accounting systems necessary to be compliant with requirements applicable to public companies subject to SEC reporting, which could result in misstated financial reports; and
•Future acquisitions could result in changes such as potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities.

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
•Political and economic instability may reduce demand for our products or put our assets at risk;
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

The effects of the COVID-19 pandemic have and may continue to adversely affect our business, financial results, and results of operations. The coronavirus (“COVID-19”) pandemic has been, and continues to be, complex and rapidly evolving, and has impacted our business, with prior impacts primarily related to supply chain disruption (including higher fulfillment costs and component shortages) and labor constraints. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the emergence of new variants of the virus, the length of the pandemic, and the impact of these and other factors on our stakeholders.

The U.S. federal, state, and local governments as well as non-U.S. governments, to varying degrees, have imposed, and may again impose, several protocols and regulations restricting activities of individuals in an effort to limit the spread of COVID-19. Over the course of the pandemic we have implemented a number of measures in an effort to protect the health and well-being of our employees, customers and suppliers, including having the majority of office workers work remotely during the height of the pandemic and gradually returning to offices as restrictions are lifted, limiting employee travel where appropriate, and implementing more strenuous health and safety measures for hosting and attending in-person industry events. We continue to allow our employees to come back to work in our offices in a controlled approach, with modified business practices and increased health and safety protocols, consistent with government regulations and guidelines. However, there is no guarantee that such protocols will be successful in preventing the spread of COVID-19 amongst our employees, and even as employees return to our offices, we may be prevented from conducting business activities at full capacity for an indefinite period of time. The extent and duration of future workplace restrictions and limitations, particularly in sites with significant headcount, could adversely impact our operations and our ability to execute on strategic imperatives for our business. The potential negative effects to our operations, including reductions in production levels, research and development activities, and increased efforts to mitigate the impact of COVID-19, may adversely affect our ability to deliver our products, solutions and services.

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

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies, inclusive of transportation costs, could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers, and our ability to deliver products, services and software to our customers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products, solutions or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. At times we have and may continue to execute multi-year purchase commitments with suppliers that contain minimum spend thresholds, which we are obligated to fulfill even if customer demand declines, and may require that we purchase inventory that exceeds our forecasted demand. In addition, volatility in customer demand, product availability, and costs to transport products, may result in increased operating input costs. Also, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.

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

Increased public awareness and worldwide focus on environmental and climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions, and may result in more international, federal or regional requirements or industry standards to reduce or mitigate global warming. ESG requirements and other increased regulation of climate change concerns could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

From time to time, we create and publish voluntary disclosures regarding ESG matters. Identification, assessment, and disclosure of such matters is complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances. However, if our ESG practices or business portfolio do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, supplier, business partner, or acquiror could be negatively impacted. In addition, we note that certain ESG matters are becoming less “voluntary” as regulators, including the SEC, begin proposing and adopting regulations regarding ESG matters, including, but not limited to climate change-related matters. To the extent we are subject to increased regulatory requirements, we could become subject to increased compliance-related costs and risks, including potential enforcement and litigation. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, repair, distribution and warehousing, administrative, research, and sales facilities in other U.S. and international locations.

As of December 31, 2022, the Company owned three laboratory and warehouse facilities located in the U.S., U.K., and Canada.

As of December 31, 2022, the Company had a total of 117 leased facilities with locations spread globally; 41 of which are located in the U.S. and 76 of which are located in other countries. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

We generally consider the productive capacity of our facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.Legal Proceedings

Beginning in September 2021, Honeywell filed patent infringement lawsuits against Zebra in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Western District of Texas in the United States, as well as foreign courts in the United Kingdom, Germany, Netherlands, and China. Honeywell made substantially similar allegations of patent infringement in all cases filed. The technology addressed in the various actions generally includes aspects of data capture, barcode reading, and scanning. The allegedly infringing Zebra products identified in the actions were described as barcode scanners, mobile computers with barcode scanning capabilities, scan engines, and components thereof. The remedies sought in these lawsuits included damages and injunctive relief. The same Zebra products and technology were implicated in all of the lawsuits. Zebra vigorously defended against these infringement allegations. In February 2022, Zebra filed patent infringement lawsuits against Honeywell in multiple jurisdictions, including the International Trade Commission and Federal District Court in the Eastern District of New York in the United States, as well as foreign courts in the United Kingdom, Germany and China. Zebra’s allegations against Honeywell in each case varied based on the underlying technology in the Zebra patent that is alleged to have been infringed by Honeywell. The technology addressed in the various actions includes scan engine functionality generally, distance scanning, power management and security. The Honeywell products that are accused of infringing Zebra’s patents in the various actions include scan engines and components thereof, barcode scanners, mobile computers, RFID printers and other wireless devices. The remedies sought in these lawsuits included damages and injunctive relief. In June 2022, the parties resolved their disputes and entered into a License and Settlement Agreement (“Settlement”). All pending matters between the parties were dismissed. The following are the relevant terms disclosed in Zebra’s Form 8-K filed on June 30, 2022: Under the Settlement, the Company and Honeywell each deny liability and agreed to a mutual general release from all past claims; entered into a covenant not to sue for patent infringement; agreed to a payment by the Company to Honeywell for past damages of $360 million which was charged in the Company’s second quarter 2022 results and will be paid in equal quarterly installments over eight quarters; and entered into a royalty-free cross-license with respect to each party’s existing patent portfolio for the lives of the licensed patents.

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
Our Class A Common Stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”.

As of February 9, 2023, the last reported price for the Company’s Class A Common Stock was $316.56 per share, and there were 91 registered stockholders of record for Zebra’s Class A Common Stock. The number of beneficial owners is substantially greater than the number of stockholders of record because a large portion of our Class A common stock is transacted through banks and brokers.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 2, 2022 - October 29, 2022	187,024	$267.33	187,024	$992
October 30, 2022 - November 26, 2022	12	282.67	12	992
November 27, 2022 - December 31, 2022	187,629	250.50	187,629	945
Total	374,665	$258.90	374,665	$945

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of December 31, 2022, the Company has cumulatively repurchased 3,323,283 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $945 million.

Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Zebra Technologies Corporation Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index for the five years ended December 31, 2022. The comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index as of the market close on December 31, 2017. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Value at each year-end of $100 initial investment made on December 31, 2017
	12/17	12/18	12/19	12/20	12/21	12/22
Zebra Technologies Corporation	$100.00	$153.40	$246.09	$370.26	$573.41	$247.02
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
S&P 500 Information Technology	$100.00	$99.71	$149.86	$215.63	$290.08	$208.30

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses fiscal 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 are not included herein. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for that discussion.

Overview
The Company is a global leader providing Enterprise Asset Intelligence (“EAI”) solutions in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other workflow automation products and services. The Company’s operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). Refer to Part I, Item 1 of this document for additional information.

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, supplies, including temperature-monitoring labels and services.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, RFID, fixed industrial scanning and machine vision, services, workflow optimization solutions and location solutions. Our workflow optimization solutions include cloud-based software subscriptions, retail solutions, and robotic automation solutions.

During the past year, we have maintained our position as a market leader in our core businesses, which are generally considered to be comprised of our mobile computing and data capture products, printing products and supplies, as well as support and repair services. Customers across the industries that we serve have benefited from our core offerings to keep pace with the increasingly on-demand economy and to invest in their long-term technology capabilities.

The Company has continued to make strategic investments to accelerate progress in certain adjacent and expansion markets. In June 2022, the Company acquired Matrox Electronic Systems Ltd. (“Matrox) for $881 million in cash, net of Matrox’s cash on-hand. Matrox, part of our EVM segment, is a leading provider of advanced machine vision components and software serving many end-markets. Through its acquisition of Matrox, the Company significantly expanded its machine vision products and software offerings. The Company also continues to focus on scaling and integrating our other recent acquisitions (Antuit.ai, Fetch Robotics, Adaptive Vision Sp. z.o.o., and Reflexis) providing growth opportunities across our software and robotic solution offerings. These investments were funded partly through cash flow generation from our core businesses operations as well as through borrowings and other working capital facilities that enable us to maintain strong liquidity and manageable debt leverage.

As part of our ongoing supply chain optimization and resiliency initiatives, we extended the transition timeline of our distribution center in North America. The transition negatively impacted product fulfillment and operating results in the third quarter and contributed to elevated inventory levels. To mitigate the impacts associated with that transition, we resumed servicing customer orders through our existing logistics service provider. Additionally, in January 2023, we terminated our contractual arrangement with the new service provider and have directly assumed the distribution center lease and have staffed the facility with Zebra employees, hence assuming all operational activities at the location.

We are actively managing our inventory levels and have been addressing certain component part shortages through a combination of entering long-term supply commitments with key vendors, utilizing expedited modes of transportation, as well as executing select product re-designs. We anticipate inventory levels to remain elevated from historical levels as we continue to manage through supply chain challenges.

Macroeconomic Environment

The acceleration of broad global cost inflation, a rising interest rate environment, and a stronger U.S. dollar in the current year have negatively impacted our operating results. We have partially mitigated the financial impacts of these headwinds through a combination of targeted price increases, as well as our ongoing foreign currency exchange and interest rate risk management programs. We believe that this challenging operating environment, partially due to the COVID-19 pandemic and Russia/Ukraine war, has contributed to a deceleration of certain customer demand, particularly late in the current year. The Company expects these macro conditions to persist into 2023.

In the first quarter of 2022, we announced the suspension of our business operations in Russia. Neither Russia nor Ukraine comprises a material portion of our business; therefore, the war thus far has not had a significant effect on our results of operations. Additionally, the war has not significantly affected our ability to source supplies or deliver our products and services to our customers in the surrounding EMEA region. We will continue to monitor this for potential future adverse impacts on our business.

In 2020, the global COVID-19 pandemic resulted in significant declines in customer demand and supply chain disruptions, which negatively impacted the Company’s Net sales and overall profitability. In 2021, customer demand sharply rebounded as the underlying trend to digitize and automate workflows accelerated, which, along with pent-up demand from customers who we believe previously delayed purchases due to the pandemic, benefited the Company’s 2021 sales and profitability. The level of demand for certain product components resulted in lengthened lead times, component shortages, and higher input costs, including freight and component parts. Component shortages for certain products and elevated input costs continued in 2022 which negatively impacted our ability to meet customer demand and our operating results.

2022 Financial Highlights and Other Recent Developments

•Net sales were $5,781 million in the current year compared to $5,627 million in the prior year.
•Operating income was $529 million in the current year compared to $979 million in the prior year.
•Net income was $463 million, or $8.80 per diluted share in the current year, compared to Net income of $837 million, or $15.52 per diluted share in the prior year.
•Operating cash flow was $488 million in the current year compared to $1,069 million in the prior year.
•We repurchased $751 million of common shares in the current year compared to $57 million in the prior year.

Restructuring Activity
In the third quarter of 2022, the Company committed to certain organizational changes and leased site rationalization actions designed to generate structural cost efficiencies (collectively referred to as the “2022 Productivity Plan”). The total cost under the 2022 Productivity Plan, which is expected to be completed in 2023, is estimated to be approximately $25 million. Exit and restructuring charges associated with the 2022 Productivity Plan were $12 million for the year ended December 31, 2022. The Company incurred Exit and restructuring costs, under previously announced programs of $2 million, $7 million, and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively.

License and Settlement Agreement
On June 30, 2022, the Company announced it entered into a License and Settlement Agreement (“Settlement”) resulting in a $372 million pre-tax charge, inclusive of $12 million of external legal fees, within Operating expenses on the Consolidated Statement of Operations. Under the Settlement, Zebra agreed to pay $360 million to the counterparty in eight quarterly payments of $45 million which began in the second quarter. See Item 3, Legal Proceedings and Note 14, Accrued Liabilities, Commitments, and Contingencies for additional information.

Change in Segments
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

Results of Operations: Year Ended 2022 versus 2021 and Year Ended 2021 versus 2020
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2022 vs 2021	Percent Change 2021 vs 2020
	2022	2021	2020
Net sales:
Tangible products	$4,915	$4,845	$3,813	1.4%	27.1%
Services and software	866	782	635	10.7%	23.1%
Total Net sales	5,781	5,627	4,448	2.7%	26.5%
Gross profit	2,624	2,628	2,003	(0.2)%	31.2%
Gross margin	45.4%	46.7%	45.0%	(130) bps	170 bps
Operating expenses	2,095	1,649	1,352	27.0%	22.0%
Operating income	$529	$979	$651	(46.0)%	50.4%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2022 vs 2021	Percent Change 2021 vs 2020
	2022	2021	2020
North America	$2,919	$2,819	$2,319	3.5%	21.6%
EMEA	1,920	1,976	1,495	(2.8)%	32.2%
Asia-Pacific	609	543	439	12.2%	23.7%
Latin America	333	289	195	15.2%	48.2%
Total Net sales	$5,781	$5,627	$4,448	2.7%	26.5%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As a Percentage of Net sales
	2022	2021	2020	2022	2021	2020
Selling and marketing	$607	$587	$483	10.5%	10.4%	10.9%
Research and development	570	567	453	9.9%	10.1%	10.2%
General and administrative	375	348	304	6.5%	6.2%	6.8%
Settlement and related costs	372	—	—	6.4%	—	—
Amortization of intangible assets	136	115	78	NM	NM	NM
Acquisition and integration costs	21	25	23	NM	NM	NM
Exit and restructuring costs	14	7	11	NM	NM	NM
Total Operating expenses	$2,095	$1,649	$1,352	36.2%	29.3%	30.4%

Consolidated Organic Net sales growth:

	Year Ended December 31,
	2022	2021
Reported GAAP Consolidated Net sales growth	2.7%	26.5%
Adjustments:
Impact of foreign currency translations (1)	2.0%	(2.1)%
Impact of acquisitions (2)	(1.5)%	(1.2)%
Consolidated Organic Net sales growth (3)	3.2%	23.2%

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

2022 compared to 2021
Total Net sales increased $154 million or 2.7% compared to the prior year as our customers continue to digitize and automate their workflows. Net sales grew across both of our segments and most of our regions. Current year Net sales of both segments were negatively impacted by supply chain bottlenecks, which were particularly pronounced in our EVM segment. Prior year Net sales of both segments benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the effects of currency changes and acquisitions, the increase in Consolidated Organic Net sales was 3.2%.

Gross margin decreased to 45.4% for the current year compared to 46.7% in the prior year. Gross margins were lower in both of our segments. The decrease in gross margin was primarily due to higher premium freight and component part costs, the negative impact of foreign currency changes, unfavorable business mix, and lower support service margins, partially offset by targeted price increases. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating expenses for the years ended December 31, 2022 and 2021 were $2,095 million and $1,649 million, or 36.2% and 29.3% of Net sales, respectively. Excluding the Settlement charge, Operating expenses were 29.8% of Net sales in the current year, with an increase over the prior year primarily due to the inclusion of operating expenses and amortization of intangible assets associated with recently acquired businesses, and increased employee travel, which were partially offset by lower employee incentive-based compensation.

Operating income was $529 million for the current year compared to $979 million for the prior year. The decrease was primarily due to the negative impact of the Settlement charge.

Net income decreased 44.7% compared to the prior year due to lower Operating income and a higher income tax rate, which were partially offset by favorability in Other income (expense), net as follows:

•Other income (expense), net was income of $15 million for the current year, compared to an expense of $11 million in the prior year primarily due to the current year benefiting from an $83 million gain on interest rate swaps compared to a $13 million gain in the prior year, which was partially offset by higher interest expense due to higher average outstanding debt levels and interest rates in the current year.

•The Company’s effective tax rates for the years ended December 31, 2022 and December 31, 2021 were 14.9% and 13.5%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to settlements with tax authorities, unfavorable return to provision adjustments, and lower share-based compensation deductions.

Diluted earnings per share decreased to $8.80 as compared to $15.52 in the prior year due to lower Net income, partially offset by lower average shares outstanding.
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement in the current year).

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2022 vs 2021	Percent Change 2021 vs 2020
	2022	2021	2020
Net sales:
Tangible products	$1,641	$1,563	$1,286	5.0%	21.5%
Services and software	95	94	83	1.1%	13.3%
Total Net sales	1,736	1,657	1,369	4.8%	21.0%
Gross profit	746	759	653	(1.7)%	16.2%
Gross margin	43.0%	45.8%	47.7%	(280) bps	(190) bps
Operating expenses	386	377	322	2.4%	17.1%
Operating income	$360	$382	$331	(5.8)%	15.4%

AIT Organic Net sales growth:

	Year Ended December 31,
	2022	2021
AIT Reported GAAP Net sales growth	4.8%	21.0%
Adjustments:
Impact of foreign currency translations (1)	1.9%	(1.9)%
AIT Organic Net sales growth (2)	6.7%	19.1%

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

(2) AIT Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2022 compared to 2021
Total Net sales for AIT increased $79 million or 4.8% compared to the prior year primarily due to higher sales of printing products (contributing the majority of the total increase), supplies, and support services. Current year Net sales included the benefit of targeted price increases as well as the negative effects of supply chain bottlenecks, while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impact of foreign currency changes, AIT Organic Net sales growth was 6.7%.

Gross margin decreased to 43.0% in the current year compared to 45.8% in the prior year primarily due to higher premium freight and component part costs, the negative impact of foreign currency changes, and unfavorable business mix, partially offset by targeted price increases. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.

Operating income decreased 5.8% in the current year compared to the prior year due to lower Gross profit and higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2022 vs 2021	Percent Change 2021 vs 2020
	2022	2021	2020
Net sales:
Tangible products	$3,274	$3,282	$2,527	(0.2)%	29.9%
Services and software	771	694	559	11.1%	24.2%
Total Net sales	4,045	3,976	3,086	1.7%	28.8%
Gross profit	1,878	1,875	1,363	0.2%	37.6%
Gross margin	46.4%	47.2%	44.2%	(80) bps	300 bps
Operating expenses	1,166	1,125	906	3.6%	24.2%
Operating income	$712	$750	$457	(5.1)%	64.1%

EVM Organic Net sales growth:

	Year Ended December 31,
	2022	2021
EVM Reported GAAP Net sales growth	1.7%	28.8%
Adjustments:
Impact of foreign currency translations (1)	2.2%	(1.9)%
Impact of acquisitions (2)	(2.2)%	(1.9)%
EVM Organic Net sales growth (3)	1.7%	25.0%

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

2022 compared to 2021
Total Net sales for EVM increased $69 million or 1.7% compared to the prior year primarily due to higher sales of data capture products, contributions from our recent acquisitions, and higher sales of support services, which were partially offset by lower sales of mobile computing products and unfavorable foreign currency changes. Current year Net sales included the benefit of targeted price increases as well as the negative impact of supply chain bottlenecks, while prior year Net sales benefited from pent-up demand from customers who we believe delayed purchases in fiscal 2020 due to the COVID-19 pandemic. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales growth was 1.7%.
Gross margin decreased to 46.4% in the current year compared to 47.2% in the prior year primarily due to higher premium freight and component part costs, unfavorable business mix, the negative impact of foreign currency changes, and lower support service margins, partially offset by targeted price increases. The prior year gross margin included the benefit of partial recovery of Chinese import tariffs.
Operating income for the current year decreased 5.1% compared to the prior year period primarily due to higher Operating expenses.

Liquidity and Capital Resources

The primary factors that influence our liquidity include the amount and timing of cash collections from our customers, cash payments to our suppliers, capital expenditures, acquisitions, and share repurchases. Management believes that our existing capital resources, inclusive of available borrowing capacity on debt and other financing facilities and funds generated from operations, are sufficient to meet anticipated capital requirements and service our indebtedness. The following table summarizes our cash flow activities for the years indicated (in millions):

	Year Ended December 31,			$ Change 2022 vs 2021	$ Change 2021 vs 2020
	2022	2021	2020
Cash flow provided by (used in):
Operating activities	$488	$1,069	$962	$(581)	$107
Investing activities	(968)	(546)	(641)	(422)	95
Financing activities	253	(371)	(157)	624	(214)
Effect of exchange rates on cash balances	—	—	(2)	—	2
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(227)	$152	$162	$(379)	$(10)
2022 vs. 2021
The change in our cash and cash equivalents balance during the current year is reflective of the following:

•The decrease in cash provided by operating activities compared to the prior year was primarily due to higher inventory levels, current year payments associated with the Settlement, and higher payments of 2021 incentive compensation. These items were partially offset by favorability in the timing of customer collections and accounts receivable factoring activity in the current year in comparison to the prior year.

•Cash used in investing activities was higher than the prior year primarily due to the $881 million acquisition of Matrox, with the prior year including cash payments of $453 million for the acquisitions of Antuit, Fetch, and Adaptive Vision.

•Cash provided by financing activities during the year included $1,037 million in net debt proceeds primarily related to the Company's debt refinancing activities in the second quarter, partially offset by $751 million of common stock repurchases. Cash used in financing activities in the prior year was primarily comprised of $257 million net debt repayments, $57 million of common stock repurchases, and $56 million of net payments related to share-based compensation.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2022	2021
Term Loan A	$1,728	$888
Revolving Credit Facility	50	—
Receivables Financing Facilities	254	108
Total debt	$2,032	$996
Less: Debt issuance costs	(4)	(3)
Less: Unamortized discounts	(5)	(2)
Less: Current portion of debt	(214)	(69)
Total long-term debt	$1,809	$922

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

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2023 and the majority due upon maturity in 2027. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2022, the Term Loan A interest rate was 5.67%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of December 31, 2022, the Revolving Credit Facility had an average interest rate of 5.71%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of December 31, 2022, the Company’s Consolidated Balance Sheets included $785 million of receivables that were pledged under the two Receivables Financing Facilities. As of December 31, 2022, $254 million had been borrowed, of which $171 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2022, the Receivables Financing Facilities had an average interest rate of 5.33%. Interest is paid on these borrowings on a monthly basis.

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

As of December 31, 2022 and 2021 there were a total of $61 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $130 million and $141 million of obligations that were not yet remitted to banks as of December 31, 2022 and 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

See Note 19, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the year ended December 31, 2022, the Company repurchased 2,027,542 shares of common stock for approximately $751 million. As of December 31, 2022, the Company has cumulatively repurchased 3,323,283 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $945 million. Subsequent to the year ended December 31, 2022, the Company has repurchased 55,811 shares of common stock for approximately $15 million through February 9, 2023.

Future Cash Requirements
We believe that our Cash and cash equivalents, which totaled $105 million as of December 31, 2022, along with anticipated cash generation from operations and available borrowing capacity on debt and other financing facilities, will be sufficient to fund the Company’s cash requirements during the next 12 months and thereafter based on our current business plans.

Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries, which was $36 million and $39 million as of December 31, 2022 and 2021, respectively. We do not expect that Cash and cash equivalents held by foreign subsidiaries will need to be repatriated in order to fund the Company’s U.S. operations based on current cash requirements.

Our cash requirements during the next 12 months and thereafter include payments to satisfy the following obligations:

•Purchase obligations — We have a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud-services, which contain minimum purchase requirements and are non-cancellable. As of December 31, 2022, these commitments were approximately $557 million. This amount excludes routine purchase orders for good and services, as well as amounts already reflected within Accounts payable or Accrued expenses on the Consolidated Balance Sheet. See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional details.

•Debt obligations — We expect to make total payments of approximately $237 million associated with the Company’s debt facilities in 2023. This expected use of cash is based on the Company’s current borrowings and applicable interest rates and margins as of December 31, 2022, and includes principal and interest payments along with expected cash settlements associated with the Company’s interest rate swaps. In the ordinary course of business, the Company may decide to borrow additional amounts or repay principal earlier than contractually owed, which would affect future cash payments. See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt facilities.

•Leases obligations — We lease certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles. As of December 31, 2022, the Company’s fixed lease commitments totaled $243 million, of which $46 million is payable in 2023. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

In addition to the expected cash requirements described above, the Company may use cash to fund strategic acquisitions, investments, or repurchase common stock under its share repurchase program. We also expect to spend approximately $75 million to $85 million on capital expenditures in 2023.

Critical Accounting Estimates

Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the U.S. The application of these principles requires the use of estimates which affect the amounts reported in our consolidated financial statements. While we believe that our estimates are reasonable based upon available information, actual results could differ substantially from those estimates. Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional discussion of these items along with other significant accounting policies of the Company. The accounting estimates described below have been identified by Management as those that are most critical to our financial statements, as they require management to make significant judgments and assumptions about inherently uncertain matters.

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

Acquisitions
We account for acquired businesses using the acquisition method of accounting. This method requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. The estimates used to determine the fair values of long-lived intangible assets can be complex and require judgment. We generally value intangible assets using income-based valuation methodologies, such as the excess earnings method, which require critical estimates that include, but are not limited to, future expected cash flows from revenues and the determination of discount rates.

Goodwill Impairment
Goodwill impairment testing consists of comparing the estimated fair value of each of our reporting units to its carrying value. Fair value determinations require judgment and are sensitive to changes in underlying assumptions, estimates, as well as market factors. We estimate the fair value of reporting units using both income and market-based valuation approaches. Estimating the fair value of reporting units requires that we make assumptions and estimates including projections of revenue and income growth rates as well as cash flows; capital investments; competitive and customer trends; appropriate peer group selection; market-based discount rates and other market factors. Our annual quantitative impairment test, most recently completed in the fourth quarter of 2022, continues to indicate that the fair values of each of our reporting units significantly exceed their respective carrying values.

Revenue Recognition
We recognize revenues when we transfer control of promised goods, solutions or services to our customers in an amount that reflects the consideration we expect to receive. The consideration that we expect to receive is estimated by reflecting reductions to our transaction price for product returns, rebates, and other incentives. These estimates are developed using the expected value that the Company anticipates receiving and are based on recent trends observed in similar transactions. Additionally, some of our contracts with customers contain multiple performance obligations, including various hardware, software, and/or services. For such contracts that contain multiple performance obligations, we allocate the estimated total transaction price to each performance obligation based on relative standalone selling prices (“SSP”). The determination of SSP is established at a regional level. SSP is based on observable prices in recent standalone transactions for the same or similar offerings, to the extent available, which is often applicable to tangible products and software licenses. Alternatively, in the absence of recent observable prices, the Company generally applies the expected cost-plus margin approach to professional services, repair and maintenance services, and solution offerings. There were no changes to our estimation processes for consideration received or SSP that materially affected revenues during the year.

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

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in 2017 the phase out of LIBOR. We continue to closely monitor the phase out of LIBOR to assess any impacts to our debt and interest rate swap contracts. We have already taken actions to amend certain contracts to incorporate a SOFR benchmark rate, and we expect other key contracts will be amended to incorporate a SOFR benchmark rate before the LIBOR phase out is completed. As of December 31, 2022, our remaining contracts containing exposure to LIBOR pertain only to LIBOR tenors that will be phased out by June 30, 2023.

As of December 31, 2022, we had approximately $2.0 billion of debt outstanding under our debt facilities, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $12 million. This exposure includes the impact of associated forward interest rate swaps outstanding as of December 31, 2022. Refer to Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of these risk mitigation activities. Exposure to variable interest may increase or decrease, to the extent that the Company’s borrowings under its debt facilities increase or decrease, respectively.

Foreign Exchange Risk

We provide products, solutions and services in approximately 190 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. In some instances, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments, including foreign currency exchange contracts. See Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussions of hedging activities.

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

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
We involved our tax professionals in the Company’s significant operating jurisdictions to assist in the evaluation of the Company’s tax obligations and the application of significant tax law changes. We assessed the completeness of the tax matters identified, evaluated the Company’s assessment regarding the related status and potential exposure, assessed the Company’s computations resulting from significant tax law changes and evaluated the adequacy of the Company’s disclosures of tax and ongoing tax matters.

Acquisition of Matrox Electronic Systems Ltd. – Valuation of Intangible Assets

Description of the Matter
During 2022, the Company completed its acquisition of Matrox Electronic Systems Ltd. (“Matrox”) for net consideration of $881 million, as disclosed in Note 5 to the consolidated financial statements. The Company’s accounting for the acquisition required it to determine the fair value of the intangible assets acquired, including technology assets and customer relationships.

Auditing the Company’s accounting for the acquired intangible assets was complex and subjective due to the estimation required in management’s determination of the fair values of these assets. The estimation was significant due to the sensitivity of the respective fair values to the underlying assumptions, in particular, projected revenue growth rates and the selected discount rate. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.

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

To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the appropriateness of the valuation methodologies used by management, evaluating the projected revenue growth rates and discount rate, and testing the completeness and accuracy of underlying data. Evaluating the reasonableness of the projected revenue growth rates involved comparing the projections to historical results of the acquired business and current industry and market trends. We involved our valuation specialists to assist in the evaluation of the Company’s discount rate by comparing it against a range of reasonable rates that was independently developed using publicly available market data for comparable entities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 16, 2023

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105	$332
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of December 31, 2022 and 2021	768	752
Inventories, net	860	491
Income tax receivable	26	8
Prepaid expenses and other current assets	124	106
Total Current assets	1,883	1,689
Property, plant and equipment, net	278	272
Right-of-use lease assets	156	131
Goodwill	3,899	3,265
Other intangibles, net	630	469
Deferred income taxes	407	192
Other long-term assets	276	197
Total Assets	$7,529	$6,215
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$214	$69
Accounts payable	811	700
Accrued liabilities	744	639
Deferred revenue	425	380
Income taxes payable	138	12
Total Current liabilities	2,332	1,800
Long-term debt	1,809	922
Long-term lease liabilities	139	121
Deferred income taxes	75	6
Long-term deferred revenue	333	315
Other long-term liabilities	108	67
Total Liabilities	4,796	3,231
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	561	462
Treasury stock at cost, 20,700,357 and 18,736,582 shares as of December 31, 2022 and 2021, respectively	(1,799)	(1,023)
Retained earnings	4,036	3,573
Accumulated other comprehensive loss	(66)	(29)
Total Stockholders’ Equity	2,733	2,984
Total Liabilities and Stockholders’ Equity	$7,529	$6,215
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales
Tangible products	$4,915	$4,845	$3,813
Services and software	866	782	635
Total Net sales	5,781	5,627	4,448
Cost of sales:
Tangible products	2,699	2,590	2,065
Services and software	458	409	380
Total Cost of sales	3,157	2,999	2,445
Gross profit	2,624	2,628	2,003
Operating expenses:
Selling and marketing	607	587	483
Research and development	570	567	453
General and administrative	375	348	304
Settlement and related costs	372	—	—
Amortization of intangible assets	136	115	78
Acquisition and integration costs	21	25	23
Exit and restructuring costs	14	7	11
Total Operating expenses	2,095	1,649	1,352
Operating income	529	979	651
Other (loss) income, net:
Foreign exchange loss	(3)	(5)	(18)
Interest income (expense), net	23	(5)	(76)
Other (expense) income, net	(5)	(1)	3
Total Other income (expense), net	15	(11)	(91)
Income before income tax	544	968	560
Income tax expense	81	131	56
Net income	$463	$837	$504
Basic earnings per share	$8.86	$15.66	$9.43
Diluted earnings per share	$8.80	$15.52	$9.35
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$463	$837	$504
Other comprehensive (loss) income, net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	(29)	46	(30)
Foreign currency translation adjustment	(8)	(6)	5
Comprehensive income	$426	$877	$479
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	54,002,932	$1	$339	$(689)	$2,232	$(44)	$1,839
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	557,599	—	5	7	—	—	12
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(149,709)	—	—	(37)	—	—	(37)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(948,740)	—	—	(200)	—	—	(200)
Net income	—	—	—	—	504	—	504
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(30)	(30)
Foreign currency translation adjustment	—	—	—	—	—	5	5
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	150,097	—	(9)	(4)	—	—	(13)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(87,789)	—	—	(43)	—	—	(43)
Share-based compensation	—	—	76	—	—	—	76
Repurchase of common stock	(109,115)	—	—	(57)	—	—	(57)
Net income	—	—	—	—	837	—	837
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	46	46
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	126,309	—	11	(1)	—	—	10
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(62,542)	—	—	(24)	—	—	(24)
Share-based compensation	—	—	88	—	—	—	88
Repurchase of common stock	(2,027,542)	—	—	(751)	—	—	(751)
Net income	—	—	—	—	463	—	463
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$463	$837	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	187	146
Amortization of debt issuance costs, extinguishment costs and discounts	4	2	3
Share-based compensation	88	76	51
Deferred income taxes	(210)	(69)	(40)
Unrealized (gain) loss on forward interest rate swaps	(89)	(30)	33
Other, net	1	(1)	1
Changes in operating assets and liabilities:
Accounts receivable, net	(5)	(239)	130
Inventories, net	(341)	18	(42)
Other assets	(48)	(23)	11
Accounts payable	92	96	47
Accrued liabilities	(51)	110	16
Deferred revenue	60	113	103
Income taxes	108	1	(5)
Legal settlement liability	225	—	—
Other operating activities	(13)	(9)	4
Net cash provided by operating activities	488	1,069	962
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(881)	(452)	(548)
Purchases of property, plant and equipment	(75)	(59)	(67)
Proceeds from the sale of long-term investments	—	—	6
Purchases of short-term investments	—	(1)	—
Purchases of long-term investments	(12)	(34)	(32)
Net cash used in investing activities	(968)	(546)	(641)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,284	46	302
Payments of long term-debt	(247)	(303)	(342)
Payment of debt issuance costs, extinguishment costs and discounts	(8)	—	(1)
Payments for repurchases of common stock	(751)	(57)	(200)
Net payments related to share-based compensation plans	(14)	(56)	(25)
Change in unremitted cash collections from servicing factored receivables	(11)	(1)	109
Net cash provided by (used in) financing activities	253	(371)	(157)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	—	(2)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(227)	152	162
Cash and cash equivalents, including restricted cash, at beginning of period	344	192	30
Cash and cash equivalents, including restricted cash, at end of period	$117	$344	$192
Less restricted cash, included in Prepaid expenses and other current assets	(12)	(12)	(24)
Cash and cash equivalents at end of period	$105	$332	$168
Supplemental disclosures of cash flow information:
Income taxes paid	$168	$199	$107
Interest paid	$58	$32	$38
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

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2022 fiscal year, the Company’s quarter end dates were April 2, July 2, October 1, and December 31.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due to us from our customers in the normal course of business. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable that is based on expected credit losses. Expected credit losses are estimated based on historical loss experience, the durations of outstanding trade receivables, and expectations of the future economic environment. Accounts are written off against the allowance account when they are determined to be no longer collectible.

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

Goodwill
Goodwill is tested annually for impairment, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Our annual impairment testing consists of comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill would be considered to be impaired and reduced to its implied fair value. We estimate the fair value of reporting units with valuation techniques, including both the income and market approaches. The income approach requires management to estimate projected future operating and cash flow results, economic projections, and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry group.
We most recently performed our annual goodwill impairment testing in the fourth quarter of 2022 using a quantitative approach which did not result in any impairments. See Note 6, Goodwill and Other Intangibles for additional information.

Other Intangible Assets
Other intangible assets consist primarily of technology and patent rights, customer and other relationships, and trade names. These assets, which are generally acquired through business combinations, are recorded at fair value upon acquisition and amortized on a straight-line basis over the asset’s useful life which typically range from two to eleven years.

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

Revenue Recognition
Revenues are primarily comprised of sales of hardware, supplies, services, solutions and software offerings. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration that we expect to receive, which includes estimates of variable consideration, in exchange for those goods or services. We are typically the principal in all elements of our transactions and record Net sales and Cost of sales on a gross basis. Substantially all revenues for tangible products, supplies and perpetual or term software licenses are recognized at a point in time, which is generally upon shipment, when control and the risks and rewards of ownership have transferred to the customer, and the Company has a contractual right to payment. Revenues for our service offerings are recognized over time. Our service offerings include repair and maintenance service contracts, as well as professional services such as installation, integration and provisioning that typically occur in the early stages of a project. The average life of repair and maintenance service contracts is approximately three years. Professional service arrangements range in duration from a day to several weeks or months. Revenues for solutions, including Company-hosted software license and maintenance agreements, are typically recognized over time.

The Company elects to exclude sales and other governmental taxes that are collected by the Company from a customer, from the transaction price The Company also considers shipping and handling activities as part of its fulfillment costs and not as a separate performance obligation. See Note 3, Revenues for additional information.

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

Advertising
Advertising costs are expensed as incurred. These costs totaled $33 million, $35 million, and $25 million for the years ended 2022, 2021 and 2020, respectively.

Warranties
In general, the Company provides warranty coverage of one year on mobile computers and batteries. Printers are warrantied from one to two years, depending on the model. Advanced data capture products are warrantied from one to five years, depending on the product. Thermal printheads are warrantied for six months and battery-based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is adjusted quarterly based on historical and expected warranty experience.

Contingencies
The Company establishes a liability for loss contingencies when the loss is both probable and estimable. In addition, for some matters for which a loss is probable or reasonably possible, a reliable estimate of the amount of loss or range of loss cannot be determined, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

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

Share-Based Compensation
The Company has share-based compensation plans and an employee stock purchase plan under which shares of Class A Common Stock are available for future grant and purchase. The Company recognizes compensation costs over the vesting period of awards, which is typically three years, net of estimated forfeitures. Compensation costs associated with awards with graded vesting terms are recognized on a straight-line basis. See Note 15, Share-Based Compensation for additional information.

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

Acquisitions
We account for acquired businesses using the acquisition method of accounting which requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed, generally measured at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.
The estimates used to determine the fair values of long-lived assets, such as intangible assets, can be complex and require judgment. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from revenues and the determination of discount rates. Management’s estimates of fair value are based on estimates and assumptions utilized as part of the purchase price allocation process and are believed to be reasonable; however elements of these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period, which is up to one year after the acquisition date.

Recently Adopted Accounting Pronouncements
The Company did not adopt any material new accounting standards during the year ended December 31, 2022.

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

We enter into contracts that may include combinations of tangible products, services, solutions and software offerings, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple distinct performance obligations may impact the amount of revenue recorded in a reporting period. We deem performance obligations to be distinct if the customer can benefit from the product or service on its own or together with readily available resources (“capable of being distinct”) and if the transfer of products, solutions or services is separately identifiable from other promises in the contract (“distinct within the context of the contract”).

For contract arrangements that include multiple performance obligations, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices for each performance obligation. In general, standalone selling prices are observable for tangible products and software licenses, while standalone selling prices for professional services, repair and maintenance services, and solutions are developed primarily with an expected cost-plus margin approach. Regional pricing, marketing strategies, and business practices are evaluated to derive estimated standalone selling prices.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31, 2022
Segment	Tangible Products	Services and Software	Total
AIT	$1,641	$95	$1,736
EVM	3,274	771	4,045
Corporate eliminations (1)	—	—	—
Total	$4,915	$866	$5,781

	Year Ended December 31, 2021
Segment	Tangible Products	Services and Software	Total
AIT	$1,563	$94	$1,657
EVM	3,282	694	3,976
Corporate eliminations (1)	—	(6)	(6)
Total	$4,845	$782	$5,627

	Year Ended December 31, 2020
Segment	Tangible Products	Services and Software	Total
AIT	$1,286	$83	$1,369
EVM	2,527	559	3,086
Corporate eliminations (1)	—	(7)	(7)
Total	$3,813	$635	$4,448

(1) Amounts included in Corporate eliminations consist of purchase accounting adjustments.

In addition, refer to Note 20, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solution offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,105 million and $1,033 million, inclusive of deferred revenue, as of December 31, 2022 and 2021, respectively. On average, remaining performance obligations as of December 31, 2022 and 2021 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $16 million and $10 million as of December 31, 2022 and 2021, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the years ended December 31, 2022, 2021 and 2020.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $758 million and $695 million as of December 31, 2022 and 2021, respectively. The Company recognized $399 million, $319 million and $256 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2022, 2021 and 2020, respectively.

Our payment terms vary by the type and location of our customer and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to Obtain a Contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term. The incremental costs to obtain a contract are derived at a portfolio level and amortized on a straight-line basis. The total ending balance of deferred commission costs, which are recorded in Prepaid expenses and other current assets or Other long-term assets on the Consolidated Balance Sheets, depending on the timing of expected amortization, was $35 million and $28 million as of December 31, 2022 and 2021, respectively. Amortization of deferred commission costs, which is recorded in Selling and Marketing expense on the Consolidated Statements of Operations, was $21 million, $18 million and $14 million during the years ended December 31, 2022, 2021 and 2020, respectively. Incremental costs of obtaining a contract are expensed as incurred if the amortization period would otherwise be one year or less.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	December 31, 2022	December 31, 2021
Raw materials	$293	$196
Work in process	4	3
Finished goods	563	292
Total Inventories, net	$860	$491

Note 5 Business Acquisitions

Matrox
On June 3, 2022, the Company acquired Matrox Electronic Systems Ltd. (“Matrox”), a developer of advanced machine vision components and software. Through its acquisition of Matrox, the Company significantly expanded its machine vision products and software offerings.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s final purchase consideration was $881 million comprised of cash paid, net of Matrox’s cash on-hand.

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

The primary fair value estimates still considered preliminary as of December 31, 2022 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$297
Inventory	31
Other assets acquired	24
Deferred tax liabilities	(79)
Other liabilities assumed	(32)
Net assets acquired	$241
Goodwill on acquisition	640
Total purchase price	$881

The $640 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned global expansion and integration of Matrox into the Company’s machine vision offerings.

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

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s purchase consideration was $145 million in cash paid, net of Antuit’s cash on-hand.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets.

The purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$47
Accounts receivable	9
Other assets acquired	4
Deferred tax liabilities	(5)
Other liabilities assumed	(11)
Net assets acquired	$44
Goodwill on acquisition	101
Total purchase price	$145

The $101 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of Antuit’s portfolio and integration with the Company’s existing solution offerings as well as expansion into current and new markets, industries and product offerings.

The purchase price allocation to identifiable intangible assets acquired was as follows:

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

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s total purchase consideration was $301 million, which consisted of $290 million in cash paid, net of Fetch’s cash on-hand, and the fair value of the Company’s existing ownership interest in Fetch of $11 million, as remeasured upon acquisition. This remeasurement resulted in a $1 million gain reflected in Other (expense) income, net on the Consolidated Statements of Operations.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and patent intangible assets.

The purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$114
Right-of-use lease asset	11
Inventories	5
Deferred tax assets	6
Other assets acquired	4
Lease liability	(11)
Other liabilities assumed	(4)
Net assets acquired	$125
Goodwill on acquisition	176
Total purchase price	$301

The $176 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned geographic expansion and integration of Fetch into the Company’s manufacturing and warehouse automation offerings.

The purchase price allocation to identifiable intangible assets acquired was as follows:

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

The operating results of each acquired company have been included in the Company’s Consolidated Balance Sheets and Statements of Operations beginning on their respective acquisition dates. The Company has not included unaudited pro forma results for the year preceding each acquisition, as doing so would not yield materially different results.

Acquisition and integration costs
The Company incurred $21 million of acquisition-related costs in 2022, primarily related to third-party and advisory fees associated with the Matrox acquisition. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The Company incurred $25 million of acquisition-related costs during 2021, primarily related to third-party transaction and advisory fees associated with our business acquisitions, as well as transaction bonuses paid to existing Antuit option holders. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

The Company incurred $23 million of acquisition-related costs during 2020, which primarily consisted of payments to settle certain existing Reflexis share-based compensation awards whose vesting was accelerated at the discretion of Reflexis contemporaneously with the acquisition, as well as other third-party transaction and advisory fees associated with our business acquisitions. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2020	$228	$2,760	$2,988
Retail Solutions move to EVM segment, effective January 1, 2021	(59)	59	—
Antuit acquisition	—	105	105
Fetch acquisition	—	174	174
Adaptive Vision acquisition	—	7	7
Reflexis purchase price allocation adjustments	—	(7)	(7)
Reflexis purchase price reduction	—	(1)	(1)
Foreign exchange impact	—	(1)	(1)
Goodwill as of December 31, 2021	$169	$3,096	$3,265
Matrox acquisition	—	640	640
Fetch purchase price allocation adjustments	—	2	2
Antuit purchase price allocation adjustments	—	(4)	(4)
Foreign exchange impact	—	(4)	(4)
Goodwill as of December 31, 2022	$169	$3,730	$3,899

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

The Company’s goodwill balance consists of four reporting units. The Company completed its annual goodwill impairment testing during the fourth quarter of 2022 utilizing a quantitative approach. The estimated fair value of each reporting unit significantly exceeds its carrying value. However, there is risk of future impairment to the extent that an individual reporting unit’s performance does not meet projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors are not met, or if other valuation factors outside of our control change unfavorably, the estimated fair value of our reporting units could be adversely affected, leading to a potential impairment in the future.

No events occurred during the fiscal years ended 2022, 2021, or 2020 that indicated it was more likely than not that our goodwill was impaired.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology and patents	$951	$(621)	$330	$889	$(566)	$323
Customer and other relationships	860	(576)	284	631	(503)	128
Trade names	66	(50)	16	64	(46)	18
Total	$1,877	$(1,247)	$630	$1,584	$(1,115)	$469

Amortization expense was $136 million, $115 million, and $78 million for fiscal years ended 2022, 2021 and 2020, respectively.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,
2023	$103
2024	98
2025	97
2026	93
2027	78
Thereafter	161
Total	$630

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2022	2021
Buildings	$75	$75
Land	7	7
Machinery and equipment	318	276
Furniture and office equipment	24	26
Software and computer equipment	125	127
Leasehold improvements	88	94
Projects in progress	48	40
	685	645
Less accumulated depreciation	(407)	(373)
Property, plant and equipment, net	$278	$272

Depreciation expense was $68 million, $72 million and $68 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 8 Investments

The carrying value of the Company’s long-term investments was $113 million and $101 million as of December 31, 2022 and 2021, respectively, which are included in Other long-term assets on the Consolidated Balances Sheets. The Company paid $12 million, $34 million, and $32 million for the purchases of long-term investments during the years ended December 31, 2022, 2021, and 2020, respectively. Net gains and losses related to the Company’s long-term investments are included within Other (expense) income, net on the Consolidated Statements of Operations. There were no net gains in the year ended December 31, 2022. Net gains were $2 million and $5 million during the years ended December 31, 2021 and 2020, respectively.

Note 9 Exit and Restructuring Costs

In the third quarter of 2022, the Company committed to certain organizational changes and leased site rationalization designed to generate structural cost efficiencies (collectively referred to as the “2022 Productivity Plan”). The total cost under the 2022 Productivity Plan, which is expected to be completed in 2023, is estimated to be approximately $25 million. Exit and restructuring charges associated with the 2022 Productivity Plan were $12 million for the year ended December 31, 2022. The Company incurred Exit and restructuring costs, under previously announced programs of $2 million, $7 million and $11 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 10 Fair Value Measurements

Financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into the following three broad levels:
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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2022 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$72	$—	$72
Investments related to the deferred compensation plan	35	—	—	35
Total Assets at fair value	$35	$72	$—	$107
Liabilities:
Foreign exchange contracts (1)	$5	$14	$—	$19
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$40	$14	$—	$54
The Company’s financial assets and liabilities carried at fair value as of December 31, 2021 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$23	$—	$23
Investments related to the deferred compensation plan	37	—	—	37
Total Assets at fair value	$37	$23	$—	$60
Liabilities:
Forward interest rate swap contracts (2)	$—	$16	$—	$16
Liabilities related to the deferred compensation plan	37	—	—	37
Total Liabilities at fair value	$37	$16	$—	$53

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of regular forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
•Fair value of hedges against net assets denominated in foreign currencies is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at year end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of December 31,
	Balance Sheets Classification	2022	2021
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$23
Foreign exchange contracts	Accrued liabilities	(14)	—
Total derivative instruments designated as hedges		$(14)	$23

Derivative instruments not designated as hedges:
Forward interest rate swaps	Prepaid expenses and other current assets	$25	$—
Forward interest rate swaps	Other long-term assets	47	—
Foreign exchange contracts	Accrued liabilities	(5)	—
Forward interest rate swaps	Accrued liabilities	—	(15)
Forward interest rate swaps	Other long-term liabilities	—	(1)
Total derivative instruments not designated as hedges		$67	$(16)
Total net derivative asset		$53	$7
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gain (Loss) Recognized in Income
	Statements of Operations Classification	Year Ended December 31,
		2022	2021	2020
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$2	$7	$(12)
Forward interest rate swaps	Interest income (expense), net	83	13	(46)
Total gain (loss) recognized in income		$85	$20	$(58)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been increased by $4 million as of December 31, 2022 and would have been increased by $1 million as of December 31, 2021.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $87 million of gains for the year ended December 31, 2022, and $2 million and $6 million of losses for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the notional amounts of the Company’s foreign exchange cash flow hedges were €549 million and €675 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	December 31,
	2022		2021
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£11		£13
Euro/U.S. Dollar		€191		€142
Euro/Czech Koruna		€15		€16
Singapore Dollar/U.S. Dollar	S$	5	S$	16
Mexican Peso/U.S. Dollar	Mex$	372	Mex$	64
Polish Zloty/U.S. Dollar	zł	47	zł	103
Net fair value of liabilities of outstanding contracts		$5		$—

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

The Company manages its exposure to changes in interest rates by utilizing long-term forward interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. The Company had one active long-term forward interest rate swap agreement with a notional amount of $800 million to lock into a fixed LIBOR interest rate base, which expired in December 2022. In addition, the Company previously held fixed LIBOR interest rate swaps with an $800 million total notional amount that were subject to net cash settlements effective between December 2022 and August 2024. In the first quarter of 2022, the Company terminated those interest rate swaps and entered into new interest rate swap agreements that contain a total notional amount of $800 million to lock into a fixed SOFR interest rate base, which is subject to monthly net cash settlements effective in December 2022 and ending in October 2027.

Note 12 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2022	2021
Term Loan A	$1,728	$888
Revolving Credit Facility	50	—
Receivables Financing Facilities	254	108
Total debt	$2,032	$996
Less: Debt issuance costs	(4)	(3)
Less: Unamortized discounts	(5)	(2)
Less: Current portion of debt	(214)	(69)
Total long-term debt	$1,809	$922

As of December 31, 2022, the future maturities of debt are as follows (in millions):

2023	$214
2024	127
2025	66
2026	88
2027	1,537
Total future maturities of debt	$2,032
All borrowings as of December 31, 2022 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.0 billion and $1.0 billion as of December 31, 2022 and 2021, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.
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
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2023 and the majority due upon maturity in 2027. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2022, the Term Loan A interest rate was 5.67%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2022, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of December 31, 2022, the Revolving Credit Facility had an average interest rate of 5.71%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of December 31, 2022, the Company’s Consolidated Balance Sheets included $785 million of receivables that were pledged under the two Receivables Financing Facilities. As of December 31, 2022, $254 million had been borrowed, of which $171 million was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2022, the Receivables Financing Facilities had an average interest rate of 5.33%. Interest is paid on these borrowings on a monthly basis.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 11, Derivative Instruments for further information.

As of December 31, 2022, the Company was in compliance with all debt covenants.

Note 13 Leases

The Company leases various manufacturing and repair facilities, distribution centers, research facilities, sales and administrative offices, equipment, and vehicles. All leases are classified as operating leases with remaining terms of up to 10 years, with certain leases containing renewal options and termination options. The Company records ROU assets and lease liabilities on the Consolidated Balance Sheets associated with the fixed lease and non-lease payments of leases with terms greater than one year.

The following table presents activities associated with our leases (in millions):

	December 31,
	2022	2021	2020
Fixed lease expenses	$48	$39	$35
Variable lease expenses	40	37	34
Total lease expenses	$88	$76	$69

Cash paid for leases	$93	$76	$69

ROU assets obtained in exchange for lease obligations	$72	$32	$55
Reductions of ROU assets and lease liabilities	(4)	—	(3)
Net non-cash increases to ROU assets and lease liabilities	$68	$32	$52

Variable lease expenses incurred were not included in the measurement of the Company’s ROU assets and lease liabilities. These expenses consisted primarily of distribution center service costs that were based on product distribution volumes, as well as non-fixed common area maintenance, real estate taxes, and other operating costs associated with various facility leases. Expenses related to short-term leases were not significant.

Cash payments for leases are included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

ROU assets obtained in exchange for lease obligations include new lease arrangements entered into by the Company as well as contract modifications that extend lease terms and/or provide us additional rights, changes in assessments that render it reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period, as well as lease arrangements obtained through acquisitions.

Reductions of the Company’s ROU assets and lease liabilities generally relate to modifications to lease agreements that result in a reduction to future minimum lease payments, as well as changes in assessments that render it no longer reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period. The Company’s reduction of ROU assets and lease liabilities during 2022, 2021 and 2020 were not significant.

The weighted average remaining term of the Company’s leases was approximately 6 years each as of December 31, 2022, 2021 and 2020. The weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 5% each as of December 31, 2022, 2021, and 2020.
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in millions):

2023	$45
2024	43
2025	31
2026	23
2027	17
Thereafter	48
Total future minimum lease payments	$207
Less: Interest	(31)
Present value of lease liabilities	$176

Reported as of December 31, 2022:
Current portion of lease liabilities	$37
Long-term lease liabilities	139
Present value of lease liabilities	$176

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

As of December 31, 2022, the Company had future fixed payments of approximately $36 million related to a new office facility lease agreement that had not yet commenced. This new lease agreement is expected to commence in 2023 and has a 10-year term.

Revenues earned from lease arrangements under which the Company is a lessor during the years ended December 31, 2022, 2021 and 2020 were not significant.

Note 14 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	December 31,
	2022	2021
Settlement	$180	$—
Payroll and benefits	90	96
Incentive compensation	100	155
Warranty	26	26
Customer rebates	55	51
Leases	37	33
Unremitted cash collections due to banks on factored accounts receivable	130	141
Foreign exchange contracts	19	—
Short-term interest rate swaps	—	15
Freight and duty	19	45
Other	88	77
Accrued liabilities	$744	$639

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Year Ended December 31,
Warranty Reserve	2022	2021	2020
Balance at the beginning of the year	$26	$24	$21
Warranty expense	29	33	30
Warranties fulfilled	(29)	(31)	(27)
Balance at the end of the year	$26	$26	$24

Commitments
The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud-services, which contain minimum purchase requirements and are non-cancellable. Commitments under these contracts are as follows (in millions):

2023	$369
2024	141
2025	23
2026	24
Thereafter	—
Total	$557

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

In 2020, the Company received approval of its exclusion request of customs duties that had been paid on certain products under Section 301 of the U.S. Trade Act of 1974 from September 1, 2019 through September 1, 2020 and commenced a process to request recovery of previously assessed amounts. Recoveries are recognized when the Company has completed all regulatory filing requirements and determined that receipt of amounts is virtually certain. Recoveries recorded during the current year were insignificant. Recoveries totaling $19 million were recorded during the year ended December 31, 2021, of which $10 million related to our AIT segment and $9 million related to our EVM segment. Recoveries totaling $12 million were recorded in the fourth quarter of 2020, of which $4 million related to our AIT segment and $8 million related to our EVM segment. Both the initially incurred costs and related recoveries were included within Cost of sales for Tangible products on the Consolidated Statements of Operations. The Company believes that it has recovered substantially all of the import duties that it expects to receive on previously paid amounts.

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. Under the Settlement, the Company and the counterparty each agreed to a mutual general release from all past claims asserted by the parties; entered into a covenant not to sue for patent infringement; agreed to a payment by the Company to the counterparty for past damages of $360 million and entered into a royalty-free cross-license with respect to each party’s existing patent portfolio for the lives of the licensed patents. Based on the terms of the Settlement and a relative fair value analysis of each of the settlement provisions, the Company concluded that no significant portion of the payment resulted in a future benefit, and as such, the full $360 million was recorded as a charge in the second quarter. That charge, along with $12 million of external legal fees, is reflected within Settlement and related costs on the Consolidated Statement of Operations. The payment terms under the Settlement consist of 8 quarterly payments of $45 million that began in the second quarter. The portion payable in the next 12 months is included within Accrued liabilities, with the remaining amounts included within Other long-term liabilities on the Consolidated Balance Sheets. See Item 3, Legal Proceedings for additional information.

Note 15 Share-Based Compensation

The Company issues share-based compensation awards under the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”), approved by shareholders in 2018 which superseded and replaced all prior share-based incentive plans. Outstanding awards issued prior to the 2018 Plan are governed by the provisions of those plans until such awards have been exercised, forfeited, cancelled, expired or otherwise terminated in accordance with their terms. Awards available under the 2018 Plan include stock-settled awards, including stock-settled restricted stock units, stock-settled performance stock units, restricted stock awards, performance share awards, stock appreciation rights, incentive stock options, and non-qualified stock options. Awards available under the 2018 Plan also include cash-settled awards, including cash-settled stock appreciation rights, cash-settled restricted stock units, and cash-settled performance stock units. No awards remain available for future grants under previous plans.

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of December 31, 2022, the Company had 2,791,708 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2022	2021	2020
Cost of sales	$6	$8	$6
Selling and marketing	22	26	16
Research and development	34	28	16
General and administration	34	31	21
Total compensation expense	$96	$93	$59
Income tax benefit	$17	$14	$9

As of December 31, 2022, total unearned compensation costs related to the Company’s share-based compensation plans was $111 million, which will be recognized over the weighted average remaining service period of approximately 1.4 years.

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

Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”)
Prior to 2021, the Company’s restricted stock grants consisted of time-vested RSAs and PSAs as part of the Company’s annual incentive program. These awards are considered participating securities, and as such, are included as part of the Company’s Class A Common Stock outstanding. The RSAs and PSAs vest at each vesting date, subject to restrictions such as continuous employment, except in certain cases as set forth in each stock agreement. Upon vesting, RSAs and PSAs are released to holders and are no longer subject to restrictions.

Compensation cost for the Company’s RSAs and PSAs is expensed over each participant’s required service period. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of awards granted, net of estimated forfeitures. The fair value of PSAs also includes assumptions around achievement of certain Company-wide financial performance goals. The total required service period is typically three years.

The Company also issues RSAs to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During fiscal 2022, there were 5,686 shares granted to non-employee directors compared to 2,877 and 6,314 during fiscal 2021 and 2020, respectively. The shares vest immediately upon grant.

A summary of the Company’s restricted and performance stock-settled awards for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31, 2022
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34
Granted	181,351	359.02	70,777	367.16	6,122	321.03	—	—
Released	(48,095)	518.64	(226)	482.42	(104,891)	248.36	(38,671)	206.62
Forfeited	(20,533)	463.11	(2,314)	410.80	(8,582)	259.93	(115)	244.62
Outstanding at end of year	242,732	$404.19	105,928	$406.89	46,971	$271.92	35,246	$245.79

	Year Ended December 31, 2021
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	—	$—	—	$—	318,565	$228.08	126,022	$199.77
Granted	134,419	518.39	38,393	482.42	6,005	486.02	—	—
Released	(674)	489.16	—	—	(159,702)	212.33	(49,236)	160.11
Forfeited	(3,736)	509.58	(702)	482.42	(10,546)	239.78	(2,754)	236.18
Outstanding at end of year	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34

	Year Ended December 31, 2020
	RSAs		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	434,641	$151.52	170,749	$144.47
Granted	178,150	265.06	98,820	239.79
Released	(275,318)	133.43	(131,943)	160.18
Forfeited	(18,908)	199.04	(11,604)	194.23
Outstanding at end of year	318,565	$228.08	126,022	$199.77

Stock Appreciation Rights (“SARs”)

SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share based compensation award issuances and did not issue any SARs during the years ended December 31, 2022 and 2021. The total fair value of SARs granted during the year ended December 31, 2020 was $6 million, which was estimated on the respective dates of grant using a binomial model.

A summary of the Company’s SARs is as follows:

	2022		2021		2020
SARs	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price
Outstanding at beginning of year	474,151	$121.05	638,124	$113.98	896,923	$89.05
Granted	—	—	—	—	69,742	253.62
Exercised	(28,659)	88.35	(159,035)	89.87	(295,770)	67.96
Forfeited	(1,987)	229.46	(4,938)	213.80	(31,193)	149.09
Expired	(29)	205.12	—	—	(1,578)	166.52
Outstanding at end of year	443,476	$122.67	474,151	$121.05	638,124	$113.98
Exercisable at end of year	400,351	$110.14	383,273	$97.29	417,856	$81.88

The following table summarizes information about SARs outstanding as of December 31, 2022:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$60	$59
Weighted-average remaining contractual life (in years)	2.6	2.5

The intrinsic value of SARs exercised during fiscal 2022, 2021 and 2020 was $8 million, $69 million and $60 million, respectively. The total fair value of SARs that vested during fiscal 2022, 2021 and 2020 was $3 million, $5 million and $8 million, respectively.

Reflexis Replacement Options
In connection with the Company’s acquisition of Reflexis in 2020, the Company assumed the 2016 Stock Incentive Plan of Reflexis Systems, Inc. (the “Reflexis Plan”) and replaced certain unvested options under the Reflexis Plan with Zebra incentive stock options (“Reflexis Replacement Options”). Upon exercise of Reflexis Replacement Options, the Company receives cash proceeds equal to the exercise price and issues whole shares of Class A Common Stock to participants.

As of December 31, 2022, there were 17,457 outstanding Reflexis Replacement Options, of which 16,148 were exercisable. The outstanding awards have a weighted average exercise price and remaining contractual life of $58.20 and 5.4 years, respectively. The awards that are exercisable have a weighted average exercise price and remaining contractual life of $56.69 and 5.3 years, respectively. The intrinsic value of Reflexis Replacement Options exercised during fiscal 2022, 2021 and 2020 was $2 million, $4 million and $1 million, respectively. The total fair value of Reflexis Replacement Options that vested during fiscal 2022, 2021 and 2020 was $1 million, $5 million and $2 million, respectively.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated at the fair value on grant date multiplied by the number of share-equivalents granted. The fair value is remeasured at the end of each reporting period based on the Company’s stock price, with remeasurements reflected as an adjustment to compensation expense in the Consolidated Statements of Operations. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $5 million, $11 million and $9 million in 2022, 2021 and 2020, respectively. Share-equivalents issued under these programs totaled 66,923, 11,644 and 40,166 in fiscal 2022, 2021 and 2020, respectively.

Employee Stock Purchase Plan
In May 2020, the Company’s stockholders approved the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”), which superseded the 2011 Employee Stock Purchase Plan (“2011 ESPP”) and became effective on July 1,

2020. Like the 2011 ESPP, the 2020 ESPP permits eligible employees to purchase common stock at 95% of the fair market value at the date of purchase. Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of December 31, 2022, 1,399,851 shares remained available for future purchase.

Note 16 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(69)	$328	$33
Outside U.S.	613	640	527
Total	$544	$968	$560
Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$141	$63	$6
State	22	12	1
Foreign	126	124	89
Total current	$289	$199	$96
Deferred:
Federal	(168)	(48)	(25)
State	(22)	(12)	(5)
Foreign	(18)	(8)	(10)
Total deferred	$(208)	$(68)	$(40)
Total	$81	$131	$56

The Company’s effective tax rates were 14.9%, 13.5% and 10.0% for the years ended December 31, 2022, 2021 and 2020, respectively.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below:

	Year Ended December 31,
	2022	2021	2020
Provision computed at statutory rate	21.0%	21.0%	21.0%
Remeasurement of deferred taxes	(0.4)	(1.0)	(0.6)
Change in valuation allowance	0.1	(0.1)	0.1
U.S. impact of Enterprise acquisition	0.4	0.3	0.3
Change in contingent income tax reserves	(0.3)	(0.2)	(0.4)
Foreign earnings subject to U.S. taxation	(3.5)	(2.0)	1.5
Foreign rate differential	(3.4)	(1.7)	(5.5)
State income tax, net of federal tax benefit	(0.5)	0.3	0.4
Tax credits	(3.1)	(2.0)	(2.9)
Equity compensation deductions	(0.1)	(2.4)	(3.2)
Return to provision and other true ups	1.5	(0.9)	(2.5)
Settlements with tax authorities	2.0	0.0	0.0
Permanent differences and other	1.2	2.2	1.8
Provision for income taxes	14.9%	13.5%	10.0%

For the year ended December 31, 2022, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of foreign earnings subject to U.S. taxation. For the years ended December 31, 2021 and 2020, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of share-based compensation benefits.

The Company evaluated the provisions of the Inflation Reduction Act of 2022, signed into law on August 16, 2022; the American Rescue Plan Act, signed into law on March 11, 2021; the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020; and the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020. The provisions of these laws did not have a significant impact to our effective tax rate in either the current or prior years. Management continues to monitor guidance regarding these laws and developments related to other coronavirus tax relief throughout the world for potential impacts.

In December of 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. The OECD continues to release additional guidance on these rules and the framework calls for law enactment by OECD members to take effect in 2024. The Company will continue to monitor developments but believes the impact to future effective tax rates and corporate tax liability will be minimal.

The Company earns a significant amount of its operating income outside of the U.S that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the U.K. and Singapore. The Company has received an incentivized tax rate from the Singapore Economic Development Board, which reduces the income tax rate in that jurisdiction effective for calendar years 2019 to 2023. The Company has committed to making additional investments in Singapore over the period 2019 to 2023. However, should the Company not make these investments in accordance with the agreement, any incentive benefit would have to be repaid to the Singapore tax authorities.

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Capitalized research expenditures	$138	$14
Deferred revenue	93	85
Tax credits	32	37
Net operating loss carryforwards	432	438
Other accruals	31	40
Inventory items	21	15
Sales return/rebate reserve	81	61
Share-based compensation expense	14	12
Legal accrual	55	2
Lease liabilities	23	12
Valuation allowance	(420)	(422)
Total deferred tax assets	$500	$294
Deferred tax liabilities:
Depreciation and amortization	127	84
Unrealized gains and losses on securities and investments	12	5
Undistributed earnings	2	4
Right of use lease assets	20	11
Other	7	4
Total deferred tax liabilities	$168	$108
Net deferred tax assets	$332	$186

For tax years beginning in 2022, the Tax Cuts and Jobs Act of 2017 imposed a requirement that all R&D expenses be capitalized and amortized for U.S. tax purposes. The effect of this new provision is an increase of approximately $130 million to deferred tax assets with a corresponding increase to the current tax liability.

The Company’s valuation allowance primarily relates to Luxembourg reorganization activities in 2019, which had resulted in the realization of deferred tax liabilities and a corresponding increase in valuation allowances related to depreciation and amortization. The Company’s valuation allowance also consists of certain net operating loss (“NOL”) and credit carryforwards for which the Company believes it is more likely than not that a tax benefit will not be realized. With respect to all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize a tax benefit. There were no significant adjustments to the Company’s valuation allowance during the year ended December 31, 2022.

As of December 31, 2022, the Company had approximately $432 million (tax effected) of “NOLs” and $32 million of credit carryforwards. Approximately $183 million of NOLs will expire beginning in 2023 through 2040, and $25 million of credits will expire beginning in 2023 through 2037, with the remaining amounts of NOLs and credit carryforwards having no expiration dates.

The Company is subject to the GILTI, BEAT and FDII provisions, for which we recorded an income tax benefit of $19 million and $20 million for the years ended December 31, 2022 and 2021, respectively, and an income tax expense of $8 million for the year ended December 31, 2020. These impacts are included in the calculation of the Company’s effective tax rate.

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

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2022	2021
Balance at beginning of year	$7	$8
Additions for tax positions related to prior years	3	—
Settlements for tax positions	(2)	—
Lapse of statutes	(1)	(1)
Balance at end of year	$7	$7

As of December 31, 2022 and December 31, 2021, there were $7 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Additionally, fiscal years 2009 through 2022 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.

As of December 31, 2022, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

The Company recognized less than $1 million of net tax benefit associated with interest and penalties related to income tax matters during the year ended December 31, 2022. The Company recognized no net tax benefit and a tax benefit of $2 million for interest and penalties during the years ended December 31, 2021 and 2020, respectively. The expense or benefit associated with interest and penalties was reflected within Income tax expense on the Consolidated Statements of Operations. The Company has included $5 million and $6 million of estimated interest and penalty obligations within Other long-term liabilities on the Consolidated Balance Sheets each as of December 31, 2022 and 2021.

Note 17 Earnings Per Share

Basic net earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of diluted common shares outstanding. Diluted common shares outstanding is computed using the Treasury Stock method and, in periods of income, reflects the additional shares that would be outstanding if dilutive share-based compensation awards were converted into common shares during the period.

Earnings per share (in millions, except share data):

	Year Ended December 31,
	2022	2021	2020
Basic:
Net income	$463	$837	$504
Weighted-average shares outstanding	52,207,903	53,446,399	53,441,375
Basic earnings per share	$8.86	$15.66	$9.43

Diluted:
Net income	$463	$837	$504
Weighted-average shares outstanding	52,207,903	53,446,399	53,441,375
Dilutive shares	350,809	456,031	471,870
Diluted weighted-average shares outstanding	52,558,712	53,902,430	53,913,245
Diluted earnings per share	$8.80	$15.52	$9.35

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 173,519, 8,000, and 46,128 shares that were anti-dilutive for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The changes in each component of AOCI during the three years ended December 31, 2022, 2021, and 2020 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$2	$(46)	$(44)
Other comprehensive (loss) income before reclassifications	(43)	5	(38)
Amounts reclassified from AOCI(1)	6	—	6
Tax effect	7	—	7
Other comprehensive (loss) income, net of tax	(30)	5	(25)
Balance at December 31, 2020	(28)	(41)	(69)
Other comprehensive income (loss) before reclassifications	55	(6)	49
Amounts reclassified from AOCI(1)	2	—	2
Tax effect	(11)	—	(11)
Other comprehensive income (loss), net of tax	46	(6)	40
Balance at December 31, 2021	18	(47)	(29)
Other comprehensive income (loss) before reclassifications	50	(8)	42
Amounts reclassified from AOCI(1)	(87)	—	(87)
Tax effect	8	—	8
Other comprehensive (loss) income, net of tax	(29)	(8)	(37)
Balance at December 31, 2022	$(11)	$(55)	$(66)

(1) See Note 11, Derivative Instruments regarding timing of reclassifications to operating results.

Note 19 Accounts Receivable Factoring

The Company has Receivables Factoring arrangements, pursuant to which certain receivables are sold to banks without recourse in exchange for cash. Transactions under the Receivables Factoring arrangements are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. Under these Receivables Factoring arrangements, the Company does not maintain any beneficial interest in the receivables sold. The banks’ purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

The Company currently has two active Receivables Factoring arrangements. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the EMEA region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $12 million each as of December 31, 2022 and 2021, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the years ended December 31, 2022, 2021 and 2020, the Company received cash proceeds of $1,496 million, $1,504 million and $1,291 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of December 31, 2022 and 2021, there were a total of $61 million and $24 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $130 million and $141 million of obligations that were not yet remitted to banks as of December 31, 2022 and 2021, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements were not significant.

Note 20 Segment Information & Geographic Data

Segment results
The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement in the current year). Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

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

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Net sales:
AIT	$1,736	$1,657	$1,369
EVM	4,045	3,976	3,086
Total segment Net sales	5,781	5,633	4,455
Corporate eliminations(1)	—	(6)	(7)
Total Net sales	$5,781	$5,627	$4,448
Operating income:
AIT(2)	$360	$382	$331
EVM(2)	712	750	457
Total segment operating income	1,072	1,132	788
Corporate eliminations(1)	(543)	(153)	(137)
Total Operating income	$529	$979	$651

(1)To the extent applicable, amounts included in Corporate eliminations consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement in the current year).

(2)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense are proportionate to each segment’s Net sales.

Sales to significant customers
The Company has three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of total Company Net sales during the years ended December 31, 2022, 2021 and 2020. The approximate percentage of our segment and Company total Net sales to these customers were as follows:

	Year Ended December 31,
	2022			2021			2020
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	7.2%	13.5%	20.7%	7.3%	15.0%	22.3%	6.5%	14.2%	20.7%
Customer B	5.7%	9.3%	15.0%	5.1%	8.5%	13.6%	4.9%	9.0%	13.9%
Customer C	3.7%	9.1%	12.8%	3.1%	9.5%	12.6%	4.8%	12.9%	17.7%
These customers accounted for 21.7%, 19.5%, and 17.8%, respectively, of accounts receivable as of December 31, 2022, and 22.7%, 13.4% and 14.8%, respectively, of accounts receivable as of December 31, 2021. No other customer accounted for more than 10% of total Net sales during the years ended December 31, 2022, 2021 or 2020, or more than 10% of outstanding accounts receivable as of December 31, 2022 or 2021.

Geographic data
Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
North America	$2,919	$2,819	$2,319
EMEA	1,920	1,976	1,495
Asia-Pacific	609	543	439
Latin America	333	289	195
Total Net sales	$5,781	$5,627	$4,448

The U.S. and Germany were the only countries that accounted for more than 10% of the Company’s net sales in 2022, 2021, and 2020. Net sales during these years were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$2,840	$2,784	$2,291
Germany	949	901	595
Other	1,992	1,942	1,562
Total Net sales	$5,781	$5,627	$4,448

Geographic data for long-lived assets is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
North America	$336	$290	$289
EMEA	58	68	68
Asia-Pacific	35	39	45
Latin America	5	6	7
Total long-lived assets	$434	$403	$409

Long-lived assets are defined by the Company as property, plant and equipment and ROU assets. Primarily all of the Company’s long-lived assets in the North America region are located in the U.S.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2022, our internal control over financial reporting is effective.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations of Matrox Electronic Systems Ltd., which are included in our 2022 consolidated financial statements and constituted 1% of total assets as of December 31, 2022, and 1% of revenues for the year then ended.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included in the latter portion of this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control over Financial Reporting
We have audited Zebra Technologies Corporation and subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations of Matrox Electronic Systems Ltd., which is included in the 2022 consolidated financial statements of the Company and constituted 1% of total assets as of December 31, 2022, and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Matrox Electronic Systems Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Zebra Technologies Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 16, 2023

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

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date or Period End Date	Filed or Furnished Within
3.1(i)	Restated Certificate of Incorporation of the Company.	8-K	3.1(i)	August 6, 2012
3.1(ii)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of December 5, 2022	8-K	3.1	December 8, 2022
4.1	Specimen stock certificate representing Class A Common Stock.	10-K	4.1	December 31, 2017
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act	10-K	4.2	December 31, 2019
10.1	Employee Agreement between Nathan Winters and the Company Dated January 11, 2021. +	10-K	10.1	December 31, 2020
10.2	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.	10-K	10.6	December 31, 2016
10.3	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +	10-Q	10.1	June 28, 2014
10.4	2015 Long-Term Incentive Plan. +	10-K	10.11	December 31, 2017
10.5	2018 Long-Term Incentive Plan. +	S-8	4.1	June 1, 2018
10.6	2005 Executive Deferred Compensation Plan, as amended and restated as of January 1, 2022. +	10-K	10.6	December 31, 2021
10.7	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.10	April 3, 2010
10.8	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.11	April 3, 2010
10.9	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of March 1, 2023 +	8-K	10.2	December 8, 2022
10.10	Employment Agreement between Zebra Technologies Corporation and William Burns dated as of March 1, 2023 +	8-K	10.1	December 8, 2022
10.11	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	March 30, 2013

10.12	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	April 1, 2017
10.13	Form of 2018 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 30, 2018
10.14	Form of 2019 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 29, 2019
10.15	Form of 2020 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 27, 2020
10.16	Form of 2021 stock settled stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.3	July 3, 2021
10.17	Form of 2022 stock appreciation rights agreement for employees other than the CEO +	10-Q	10.3	July 2, 2022
10.18	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.4	March 30, 2013
10.19	Form of 2017 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.2	April 1, 2017
10.20	Form of 2018 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 30, 2018
10.21	Form of 2019 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 29, 2019
10.22	Form of 2020 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 27, 2020
10.23	Form of 2020 time-vested restricted stock agreement for employees other than the CEO. +	10-Q	10.3	June 27, 2020
10.24	Form of 2021 time-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.2	July 3, 2021
10.25	Form of 2022 time-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.2	July 2, 2022
10.26	Form of 2020 performance-vested restricted stock agreement for employees other than CEO. +	10-Q	10.1	June 27, 2020
10.27	Form of 2021 performance-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.1	July 3, 2021
10.28	Form of 2022 performance-vested restricted stock unit agreement for employees other than CEO +	10-Q	10.1	July 2, 2022
10.29	Form of 2020 time-vested restricted stock agreement for CEO. +	10-Q	10.6	June 27, 2020
10.30	Form of 2021 time-vested restricted stock unit agreement for CEO. +	10-Q	10.5	July 3, 2021
10.31	Form of 2022 time-vested restricted stock unit agreement for CEO +	10-Q	10.5	July 2, 2022
10.32	Form of 2020 performance-vested restricted stock agreement for CEO. +	10-Q	10.4	June 27, 2020
10.33	Form of 2021 performance-vested restricted stock unit agreement for CEO. +	10-Q	10.4	July 3, 2021
10.34	Form of 2022 performance-vested restricted stock unit agreement for CEO+	10-Q	10.4	July 2, 2022
10.35	Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.1	July 1, 2017
10.36	Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.7	June 30, 2018
10.37	Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.1	September 28, 2019

10.38	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018, Amendment No. 2 dated August 9, 2019, and Amendment No. 3 dated May 25, 2022), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.7	July 2, 2022
10.39	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.2	September 28, 2019
10.40	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.	10-Q	10	September 26, 2020
10.41	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.34	December 31, 2017
10.42	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.35	December 31, 2017
10.43	Second Amendment to Lease dated as of June 1, 2022 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-Q	10.6	July 2, 2022
10.44	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer.	10-K	10.36	December 31, 2017
10.45	Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC.	10-K	10.37	December 31, 2017
10.46	Second Amendment to Receivables Financing Agreement, dated as of March 19, 2021 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	April 3, 2021
10.47	Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.	10-K	10.43	December 31, 2018
10.48	Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-Q	10.7	June 27, 2020
10.49	First Deed of Amendment relating to the Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-K	10.50	December 31, 2020
10.50	English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.8	June 27, 2020
10.51	Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.9	June 27, 2020

21.1	Subsidiaries of the Company.	X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February 2023.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ Anders Gustafsson
Anders Gustafsson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anders Gustafsson Anders Gustafsson	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023

/s/ Nathan Winters Nathan Winters	Chief Financial Officer (Principal Financial Officer)	February 16, 2023

/s/ Colleen M. O’Sullivan Colleen M. O’Sullivan	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 16, 2023

/s/ Michael A. Smith Michael A. Smith	Director and Chairman of the Board of Directors	February 16, 2023

/s/ Linda M. Connly Linda M. Connly	Director	February 16, 2023

/s/ Ross W. Manire Ross W. Manire	Director	February 16, 2023

/s/ Richard L. Keyser Richard L. Keyser	Director	February 16, 2023

/s/ Janice M. Roberts Janice M. Roberts	Director	February 16, 2023

/s/ Chirantan J. Desai Chirantan J. Desai	Director	February 16, 2023

/s/ Frank B. Modruson Frank B. Modruson	Director	February 16, 2023

/s/ Nelda J. Connors Nelda J. Connors	Director	February 16, 2023