Form 10-Q
period 2023-04-01
ZEBRA TECHNOLOGIES CORP
filed 2023-05-02
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 25, 2023, there were 51,430,338 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED APRIL 1, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85	$105
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of April 1, 2023 and December 31, 2022	736	768
Inventories, net	835	860
Income tax receivable	22	26
Prepaid expenses and other current assets	140	124
Total Current assets	1,818	1,883
Property, plant and equipment, net	280	278
Right-of-use lease assets	172	156
Goodwill	3,895	3,899
Other intangibles, net	604	630
Deferred income taxes	432	407
Other long-term assets	273	276
Total Assets	$7,474	$7,529
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$215	$214
Accounts payable	602	811
Accrued liabilities	671	744
Deferred revenue	447	425
Income taxes payable	139	138
Total Current liabilities	2,074	2,332
Long-term debt	1,880	1,809
Long-term lease liabilities	157	139
Deferred income taxes	75	75
Long-term deferred revenue	333	333
Other long-term liabilities	64	108
Total Liabilities	4,583	4,796
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	584	561
Treasury stock at cost, 20,726,888 and 20,700,357 shares as of April 1, 2023 and December 31, 2022, respectively	(1,814)	(1,799)
Retained earnings	4,186	4,036
Accumulated other comprehensive loss	(66)	(66)
Total Stockholders’ Equity	2,891	2,733
Total Liabilities and Stockholders’ Equity	$7,474	$7,529
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales:
Tangible products	$1,170	$1,207
Services and software	235	225
Total Net sales	1,405	1,432
Cost of sales:
Tangible products	618	681
Services and software	120	114
Total Cost of sales	738	795
Gross profit	667	637
Operating expenses:
Selling and marketing	161	152
Research and development	146	137
General and administrative	99	99
Amortization of intangible assets	26	33
Acquisition and integration costs	—	4
Exit and restructuring costs	10	—
Total Operating expenses	442	425
Operating income	225	212
Other income (loss), net:
Foreign exchange gain	1	8
Interest (expense) income, net	(37)	30
Other (expense), net	(4)	—
Total Other (expense) income, net	(40)	38
Income before income tax	185	250
Income tax expense	35	45
Net income	$150	$205
Basic earnings per share	$2.92	$3.86
Diluted earnings per share	$2.90	$3.83
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$150	$205
Other comprehensive (loss) income, net of tax:
Changes in unrealized (losses) and gains on anticipated sales hedging transactions	(3)	5
Foreign currency translation adjustment	3	(5)
Comprehensive income	$150	$205
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	29,784	—	5	—	—	—	5
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(504)	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	—	18
Repurchase of common stock	(55,811)	—	—	(15)	—	—	(15)
Net income	—	—	—	—	150	—	150
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at April 1, 2023	51,424,969	$1	$584	$(1,814)	$4,186	$(66)	$2,891

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,082	—	8	(2)	—	—	6
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,639)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	17	—	—	—	17
Repurchase of common stock	(648,875)	—	—	(305)	—	—	(305)
Net income	—	—	—	—	205	—	205
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at April 2, 2022	52,784,843	$1	$487	$(1,331)	$3,778	$(29)	$2,906

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$150	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	52
Share-based compensation	18	17
Deferred income taxes	(20)	(37)
Unrealized loss (gain) on forward interest rate swaps	13	(38)
Other, net	2	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	33	(56)
Inventories, net	26	22
Other assets	(27)	(19)
Accounts payable	(212)	(14)
Accrued liabilities	(82)	(143)
Deferred revenue	22	18
Income taxes	5	51
Settlement liability	(45)	—
Other operating activities	(3)	(3)
Net cash (used in) provided by operating activities	(76)	54
Cash flows from investing activities:
Purchases of property, plant and equipment	(16)	(14)
Purchases of long-term investments	(1)	(5)
Net cash used in investing activities	(17)	(19)
Cash flows from financing activities:
Payments of long-term debt	(119)	(25)
Proceeds from issuance of long-term debt	191	130
Payments for repurchases of common stock	(15)	(305)
Net proceeds related to share-based compensation plans	5	5
Change in unremitted cash collections from servicing factored receivables	8	(25)
Net cash provided by (used in) financing activities	70	(220)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1)	(2)
Net decrease in cash and cash equivalents, including restricted cash	(24)	(187)
Cash and cash equivalents, including restricted cash, at beginning of period	117	344
Cash and cash equivalents, including restricted cash, at end of period	$93	$157
Less restricted cash, included in Prepaid expenses and other current assets	(8)	(16)
Cash and cash equivalents at end of period	$85	$141
Supplemental disclosures of cash flow information:
Income taxes paid	$54	$29
Interest paid	$24	$8
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) solutions in the Automatic Identification and Data Capture (“AIDC”) industry. We design, manufacture, and sell a broad range of products and solutions, as well as various workflow optimization solutions, including cloud-based software subscriptions and robotic automation solutions. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our products, solutions and services include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We provide our products, solutions and services globally through a direct sales force and an extensive network of channel partners.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of April 1, 2023, the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended April 1, 2023 and April 2, 2022. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2023.

Note 2 Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Significant Accounting Policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods, solutions or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods, solutions or services.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	April 1, 2023			April 2, 2022
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$467	$24	$491	$370	$24	$394
EVM	703	211	914	837	201	1,038
Total	$1,170	$235	$1,405	$1,207	$225	$1,432

In addition, refer to Note 17, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations primarily relate to repair and support services, as well as solution offerings. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,144 million and $1,105 million, inclusive of deferred revenue, as of April 1, 2023 and December 31, 2022, respectively. On average, remaining performance obligations as of April 1, 2023 and December 31, 2022 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $20 million and $16 million as of April 1, 2023 and December 31, 2022, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three months ended April 1, 2023 and April 2, 2022, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $780 million and $758 million as of April 1, 2023 and December 31, 2022, respectively. During the three months ended April 1, 2023, the Company recognized $135 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2022. During the three months ended April 2, 2022, the Company recognized $129 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2021.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	April 1, 2023	December 31, 2022
Raw materials	$314	$293
Work in process	5	4
Finished goods	516	563
Total Inventories, net	$835	$860

Note 5 Business Acquisitions

Matrox
During the first quarter of 2023, the Company did not record any significant measurement period adjustments relating to its acquisition of Matrox Electronic Systems Ltd. (“Matrox”). The primary fair value estimates still considered preliminary as of April 1, 2023 include intangible assets and income tax-related items.

Note 6 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $113 million as of both April 1, 2023 and December 31, 2022. The Company paid $1 million and $5 million for the purchases of long-term investments during the three months ended April 1, 2023 and April 2, 2022, respectively. Net gains and losses related to the Company’s long-term investments are included within Other (expense), net on the Consolidated Statements of Operations. The Company recognized net losses of $1 million during the three months ended April 1, 2023. The Company did not recognize any net gains or losses during the three months ended April 2, 2022.

Note 7 Exit and Restructuring Costs
In the third quarter of 2022, the Company committed to certain organizational changes and leased site rationalizations designed to generate structural cost efficiencies (collectively referred to as the “2022 Productivity Plan”). The total cost under the initial scope of the 2022 Productivity Plan, which is expected to be completed in 2023, is estimated to be approximately $25 million.

Total Exit and restructuring charges associated with the 2022 Productivity Plan to date were $22 million with $10 million recorded for the three months ended April 1, 2023.

The Company’s remaining obligations under the 2022 Productivity Plan are expected to be substantially settled within the next year and are primarily reflected within Accrued liabilities on the Consolidated Balance Sheets.

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
The Company’s financial assets and liabilities carried at fair value as of April 1, 2023, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$59	$—	$59
Investments related to the deferred compensation plan	36	—	—	36
Total Assets at fair value	$36	$59	$—	$95
Liabilities:
Foreign exchange contracts (1)	$5	$19	$—	$24
Liabilities related to the deferred compensation plan	36	—	—	36
Total Liabilities at fair value	$41	$19	$—	$60
The Company’s financial assets and liabilities carried at fair value as of December 31, 2022, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$72	$—	$72
Investments related to the deferred compensation plan	35	—	—	35
Total Assets at fair value	$35	$72	$—	$107
Liabilities:
Foreign exchange contracts (1)	$5	$14	$—	$19
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$40	$14	$—	$54

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	April 1, 2023	December 31, 2022
Derivative instruments designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(19)	$(14)
Total derivative instruments designated as hedges		$(19)	$(14)

Derivative instruments not designated as hedges:
Forward interest rate swaps	Prepaid expenses and other current assets	$24	$25
Forward interest rate swaps	Other long-term assets	35	47
Foreign exchange contracts	Accrued liabilities	(5)	(5)
Total derivative instruments not designated as hedges		$54	$67
Total net derivative asset		$35	$53
The following table presents the net (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Losses) Gains Recognized in Income
		Three Months Ended
	Statements of Operations Classification	April 1, 2023	April 2, 2022
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain	$(5)	$(1)
Forward interest rate swaps	Interest (expense) income, net	(7)	34
Total (loss) gain recognized in income		$(12)	$33

Activities related to derivative instruments are reflected within Net cash (used in) provided by operating activities on the Consolidated Statements of Cash Flows.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been unchanged as of April 1, 2023 and would have been increased by $4 million as of December 31, 2022.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $3 million of losses and $16 million of gains for the three months ended April 1, 2023 and April 2, 2022, respectively. As of April 1, 2023 and December 31, 2022, the notional amounts of the Company’s foreign exchange cash flow hedges were €669 million and €549 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	April 1, 2023		December 31, 2022
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£7		£11
Euro/U.S. Dollar		€169		€191
Euro/Czech Koruna		€15		€15
Singapore Dollar/U.S. Dollar	S$	16	S$	5
Mexican Peso/U.S. Dollar	Mex$	139	Mex$	372
Polish Zloty/U.S. Dollar	zł	63	zł	47
Net fair value of liabilities of outstanding contracts		$5		$5

Interest Rate Risk Management
The Company’s debt consists of borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. As a result, the Company is exposed to market risk associated with the variable interest rate payments on these borrowings. See Note 10, Long-Term Debt for further details related to these borrowings.

The Company manages its exposure to changes in interest rates by utilizing long-term forward interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions. The Company has interest rate swap agreements with a total notional amount of $800 million to lock into a fixed SOFR interest rate base, which is subject to monthly net cash settlements effective through October 2027.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	April 1, 2023	December 31, 2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	215	50
Receivables Financing Facilities	204	254
Total debt	$2,103	$2,032
Less: Debt issuance costs	(4)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(215)	(214)
Total long-term debt	$1,880	$1,809

As of April 1, 2023, the future maturities of debt are as follows (in millions):

2023 (9 months remaining)	$121
2024	127
2025	66
2026	88
2027	1,701
Total future maturities of debt	$2,103
All borrowings as of April 1, 2023 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.0 billion as of April 1, 2023 and December 31, 2022, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, as it did in the current period, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 1, 2023, the Term Loan A interest rate was 5.91%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 1, 2023, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of April 1, 2023, the Revolving Credit Facility had an average interest rate of 5.90%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of April 1, 2023, the Company’s Consolidated Balance Sheets included $632 million of receivables that were pledged under the two Receivables Financing Facilities. As of April 1, 2023, $204 million had been borrowed and was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of April 1, 2023, the Receivables Financing Facilities had an average interest rate of 5.75%. Interest is paid monthly on these borrowings.

Each of the Company’s borrowing arrangements described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 9, Derivative Instruments for further information.

As of April 1, 2023, the Company was in compliance with all debt covenants.

Note 11 Leases

During the three months ended April 1, 2023, the Company recorded an additional $26 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the commencement of a new office facility lease.

Future minimum lease payments under non-cancellable leases as of April 1, 2023 were as follows (in millions):

2023 (9 months remaining)	$36
2024	48
2025	35
2026	28
2027	21
Thereafter	72
Total future minimum lease payments	$240
Less: Interest	(47)
Present value of lease liabilities	$193

Reported as of April 1, 2023:
Current portion of lease liabilities	$36
Long-term lease liabilities	157
Present value of lease liabilities	$193

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	April 1, 2023	December 31, 2022
Settlement	$180	$180
Unremitted cash collections due to banks on factored accounts receivable	138	130
Payroll and benefits	73	90
Customer rebates	50	55
Incentive compensation	48	100
Leases	36	37
Warranty	26	26
Foreign exchange contracts	24	19
Freight and duty	17	19
Other	79	88
Accrued liabilities	$671	$744

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance at the beginning of the year	$26	$26
Warranty expense	7	8
Warranties fulfilled	(7)	(8)
Balance at the end of the period	$26	$26

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

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. The payment terms under the Settlement consist of 8 quarterly payments of $45 million that began in the second quarter of 2022. The remaining portion is payable in the next 12 months and is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 13 Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2023 and April 2, 2022 was 18.9% and 18.0%, respectively. In the current period, the variance from the 21% federal statutory rate was primarily due to U.S. tax credits and the favorable impacts of foreign earnings subject to U.S. taxation. In the prior period, the variance from the 21% federal statutory rate was primarily attributable to lower tax rates on foreign earnings and U.S. tax credits. The increase in the effective tax rate from the prior period was primarily due to the increased statutory tax rate in the U.K. that became effective in 2023, partially offset by changes in the global mix of pretax earnings.

The Company evaluated the provisions of the Inflation Reduction Act of 2022, signed into law on August 16, 2022; the American Rescue Plan Act, signed into law on March 11, 2021; the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020; and the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020. The provisions of these laws did not have a significant impact on our effective tax rate in either the current or prior year.

Management continues to monitor guidance regarding these laws and developments related to other coronavirus tax relief throughout the world for potential impacts.

In December of 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15%. The OECD continues to release additional guidance on these rules and the framework calls for law enactment by OECD members to take effect in 2024. The Company will continue to monitor developments.

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

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis. Based on this analysis, a valuation allowance has been recorded for any jurisdictions where, in the Company’s judgment, tax benefits are not expected to be realized. There were no significant changes to our valuation allowances during the three months ended April 1, 2023.

Uncertain Tax Positions
As of April 1, 2023, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Basic:
Net income	$150	$205
Weighted-average shares outstanding	51,420,536	53,021,423
Basic earnings per share	$2.92	$3.86

Diluted:
Net income	$150	$205
Weighted-average shares outstanding	51,420,536	53,021,423
Dilutive shares	327,533	425,317
Diluted weighted-average shares outstanding	51,748,069	53,446,740
Diluted earnings per share	$2.90	$3.83

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 56,291 and 40,771 shares that were anti-dilutive for the three months ended April 1, 2023 and April 2, 2022, respectively.

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

The changes in each component of AOCI during the three months ended April 1, 2023 and April 2, 2022 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	22	(5)	17
Amounts reclassified from AOCI(1)	(16)	—	(16)
Tax effect	(1)	—	(1)
Other comprehensive income (loss), net of tax	5	(5)	—
Balance at April 2, 2022	$23	$(52)	$(29)

Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive (loss) income before reclassifications	(7)	3	(4)
Amounts reclassified from AOCI(1)	3	—	3
Tax effect	1	—	1
Other comprehensive (loss) income, net of tax	(3)	3	—
Balance at April 1, 2023	$(14)	$(52)	$(66)
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

The Company has two Receivables Factoring arrangements. One arrangement allows for the factoring of up to $25 million of uncollected receivables originated from the Europe, Middle East, and Africa (“EMEA”) region. The second arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. With respect to the second arrangement, the Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $8 million and $12 million as of April 1, 2023 and December 31, 2022, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the three months ended April 1, 2023 and April 2, 2022, the Company received cash proceeds of $373 million and $408 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of April 1, 2023 and December 31, 2022, there were a total of $52 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $138 million and $130 million of obligations that were not yet remitted to banks as of April 1, 2023 and December 31, 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements were not significant.

Note 17 Segment Information & Geographic Data

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales:
AIT	$491	$394
EVM	914	1,038
Total Net sales	$1,405	$1,432
Operating income:
AIT(2)	$132	$60
EVM(2)	130	189
Total segment operating income	262	249
Corporate eliminations(1)	(37)	(37)
Total Operating income	$225	$212

(1)To the extent applicable, amounts included in Corporate eliminations consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs.

(2)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense are proportionate to each segment’s Net sales.

Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
North America	$725	$699
EMEA	443	500
Asia-Pacific	154	149
Latin America	83	84
Total Net sales	$1,405	$1,432

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a market leader in our core businesses, which are generally considered to be comprised of our mobile computing and data capture products, printing products and supplies, as well as support and repair services. We continue to focus on growth opportunities within adjacent and expansion markets by scaling and integrating our recent business acquisitions, inclusive of our $881 million acquisition of Matrox Electronic Systems Ltd. (“Matrox”) in the second quarter of 2022.

First Quarter 2023 Financial Highlights and Other Recent Developments

•Net sales were $1,405 million in the current year compared to $1,432 million in the prior year.
•Operating income was $225 million in the current year compared to $212 million in the prior year.
•Net income was $150 million, or $2.90 per diluted share in the current year, compared to Net income of $205 million, or $3.83 per diluted share in the prior year.

•Net cash used in operating activities was $76 million in the current year compared to net cash provided by operating activities of $54 million in the prior year.

The impacts of global cost inflation, rising interest rates, and a stronger U.S. dollar have continued in the current year; we believe these factors have contributed to a continued elongation of the sales cycle for large order deployments as well as moderating demand. As our overall supply chain continues to recover, with improvements in both component part availability and costs of transportation, our ability to meet customer demand has improved as compared to the prior year. We believe these trends will continue in the current year to varying degrees. We have, and expect to continue to, partially mitigate the financial impacts of operating headwinds through a combination of targeted list price increases, operating cost management, as well as our ongoing foreign currency exchange and interest rate management.

In the third quarter of 2022, the Company committed to certain organizational changes and leased site rationalizations designed to generate structural cost efficiencies (collectively referred to as the “2022 Productivity Plan”). The total cost under the initial scope of the 2022 Productivity Plan, which is expected to be completed in 2023, is estimated to be approximately $25 million. Total Exit and restructuring charges associated with the 2022 Productivity Plan to date were $22 million with $10 million recorded for the three months ended April 1, 2023.

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

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales:
Tangible products	$1,170	$1,207	$(37)	(3.1)%
Services and software	235	225	10	4.4%
Total Net sales	1,405	1,432	(27)	(1.9)%
Gross profit	667	637	30	4.7%
Gross margin	47.5%	44.5%		300 bps
Operating expenses	442	425	17	4.0%
Operating income	$225	$212	$13	6.1%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
North America	$725	$699	$26	3.7%
EMEA	443	500	(57)	(11.4)%
Asia-Pacific	154	149	5	3.4%
Latin America	83	84	(1)	(1.2)%
Total Net sales	$1,405	$1,432	$(27)	(1.9)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended
	April 1, 2023	April 2, 2022	As a % of Net sales
			2023	2022
Selling and marketing	$161	$152	11.5%	10.6%
Research and development	146	137	10.4%	9.6%
General and administrative	99	99	7.0%	6.9%
Amortization of intangible assets	26	33	NM	NM
Acquisition and integration costs	—	4	NM	NM
Exit and restructuring costs	10	—	NM	NM
Total Operating expenses	$442	$425	31.5%	29.7%

Consolidated Organic Net sales growth:

Three Months Ended
April 1, 2023
Reported GAAP Consolidated Net sales growth	(1.9)%
Adjustments:
Impact of foreign currency translations (1)	3.1%
Impact of acquisitions (2)	(1.5)%
Consolidated Organic Net sales growth (3)	(0.3)%

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

First quarter 2023 compared to first quarter 2022

Total Net sales decreased $27 million or 1.9% compared to the prior year as growth in our AIT segment was more than offset by a decline in our EVM segment. While our customers continue to digitize and automate their workflows, current year Net sales within our EVM segment were negatively impacted by fewer large order deployments. Prior year Net sales of both segments were negatively impacted by supply chain bottlenecks, which were particularly pronounced in our AIT segment. Excluding the effects of currency changes and acquisitions, the decrease in Consolidated Organic Net sales was 0.3%.

Gross margin increased to 47.5% for the current year compared to 44.5% for the prior year. Gross margin was higher in our AIT segment, while gross margin of our EVM segment was unchanged from the prior year. Both segments, particularly AIT, benefited from lower premium freight and component part costs compared to the prior year.

Operating expenses for the quarters ended April 1, 2023 and April 2, 2022 were $442 million and $425 million, or 31.5% and 29.7% of Net sales, respectively. The increase in Operating expenses over the prior year was primarily due to higher Exit and restructuring costs and the inclusion of operating expenses associated with recently acquired businesses, which were partially offset by lower Amortization of intangible assets.

Operating income increased 6.1% to $225 million for the current year compared to $212 million for the prior year. The increase was primarily due to higher Gross profit, which was partially offset by higher Operating expenses.

Net income decreased 26.8% compared to the prior year due to increased Other (expense), net, and a higher effective income tax rate, which were partially offset by higher Operating income.

•Other (expense) income, net was an expense of $40 million for the current year, compared to income of $38 million in the prior year primarily due to the current year including a $7 million loss on interest rate swaps versus a $34 million gain in the prior year as well as higher interest expense due to higher average outstanding debt levels and interest rates in the current year.

•The Company’s effective tax rates for the three months ended April 1, 2023 and April 2, 2022 were 18.9% and 18.0%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to an increase in the U.K. statutory tax rate that became effective in the current year, partially offset by changes in the global mix of pretax earnings.

Diluted earnings per share decreased to $2.90 as compared to $3.83 in the prior year due to lower Net income, partially offset by lower average shares outstanding.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 17, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs.

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales:
Tangible products	$467	$370	$97	26.2%
Services and software	24	24	—	—%
Total Net sales	491	394	97	24.6%
Gross profit	242	154	88	57.1%
Gross margin	49.3%	39.1%		1020 bps
Operating expenses	110	94	16	17.0%
Operating income	$132	$60	$72	120.0%

AIT Organic Net sales growth:

Three Months Ended
April 1, 2023
AIT Reported GAAP Net sales growth	24.6%
Adjustments:
Impact of foreign currency translations (1)	3.8%
AIT Organic Net sales growth (2)	28.4%

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

First quarter 2023 compared to first quarter 2022

Total Net sales for AIT increased $97 million or 24.6% compared to the prior year primarily due to higher sales of printing products across all regions. Current year Net sales included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Prior year Net sales included the negative effects of supply chain bottlenecks. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 28.4%.

Gross margin increased to 49.3% in the current year compared to 39.1% for the prior year primarily due to lower premium freight and component part costs, volume leverage and favorable business mix, partially offset by the negative impact of foreign currency changes.

Operating income increased 120.0% in the current year compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales:
Tangible products	$703	$837	$(134)	(16.0)%
Services and software	211	201	10	5.0%
Total Net sales	914	1,038	(124)	(11.9)%
Gross profit	425	483	(58)	(12.0)%
Gross margin	46.5%	46.5%		0 bps
Operating expenses	295	294	1	0.3%
Operating income	$130	$189	$(59)	(31.2)%

EVM Organic Net sales growth:

Three Months Ended
April 1, 2023
EVM Reported GAAP Net sales growth	(11.9)%
Adjustments:
Impact of foreign currency translations (1)	2.7%
Impact of acquisitions (2)	(2.0)%
EVM Organic Net sales growth (3)	(11.2)%

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

(2)For purposes of computing EVM Organic Net sales growth, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2023 compared to first quarter 2022

Total Net sales for EVM decreased $124 million or 11.9% compared to the prior year primarily due to lower sales of mobile computing products largely attributed to fewer large order deployments, and unfavorable currency changes, which were partially offset by higher sales of data capture products, contributions from our recent acquisitions, targeted list price increases, and higher sales of services and software. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales decline was 11.2%.

Gross margin was 46.5% in both the current and prior year. The benefits of lower premium freight and component part costs in the current year were offset by the negative impact of foreign currency changes.

Operating income for the current year decreased by 31.2% compared to the prior year primarily due to lower Gross profit.

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

	Three Months Ended
Cash flow (used in) provided by:	April 1, 2023	April 2, 2022	$ Change
Operating activities	$(76)	$54	$(130)
Investing activities	(17)	(19)	2
Financing activities	70	(220)	290
Effect of exchange rates on cash balances	(1)	(2)	1
Net decrease in cash and cash equivalents, including restricted cash	$(24)	$(187)	$163

The change in our cash and cash equivalents balance during the three months ended April 1, 2023 compared to the prior year is reflective of the following:

•$130 million operating activity outflow primarily due to higher cash payments for inventory purchases, income taxes and interest along with the current year Settlement payment, partially offset by favorability in the timing of customer collections and lower employee incentive compensation payments.

•$290 million financing activity inflow primarily due to lower common stock repurchases in the current year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	April 1, 2023	December 31, 2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	215	50
Receivables Financing Facilities	204	254
Total debt	$2,103	$2,032
Less: Debt issuance costs	(4)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(215)	(214)
Total long-term debt	$1,880	$1,809

Term Loan A

The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, as it did in the current period, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 1, 2023, the Term Loan A interest rate was 5.91%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 1, 2023, the Company had letters of credit totaling $7 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,493 million. As of April 1, 2023, the Revolving Credit Facility had an average interest rate of 5.90%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of April 1, 2023, the Company’s Consolidated Balance Sheets included $632 million of receivables that were pledged under the two Receivables Financing Facilities. As of April 1, 2023, $204 million had been borrowed and was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of April 1, 2023, the Receivables Financing Facilities had an average interest rate of 5.75%. Interest is paid monthly on these borrowings.

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

As of April 1, 2023 and December 31, 2022, there were a total of $52 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $138 million and $130 million of obligations that were not yet remitted to banks as of April 1, 2023 and December 31, 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

See Note 16, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first three months of 2023, the Company repurchased 55,811 shares of common stock for approximately $15 million. As of April 1, 2023, the Company has cumulatively repurchased 3,379,094 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $930 million.

Significant Customers

End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Three Months Ended
	April 1, 2023			April 2, 2022
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	16.6%	32.8%	49.4%	14.3%	28.7%	43.0%

These customers accounted for 53.0% of accounts receivable as of April 1, 2023. No other customer accounted for more than 10% of total Net sales during the periods ended April 1, 2023 and April 2, 2022.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for full year of 2023. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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
There were no material changes in the Company’s market risk during the quarter ended April 1, 2023. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of April 1, 2023. Based on this assessment and those criteria, our management believes that, as of April 1, 2023, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended April 1, 2023, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 12, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended April 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2023 - January 28, 2023	55,811	$268.75	55,811	$930
January 29, 2023 - February 25, 2023		—	—	930
February 26, 2023 - April 1, 2023		—	—	930
Total	55,811	$268.75	55,811	$930

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of April 1, 2023, the Company has cumulatively repurchased 3,379,094 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $930 million.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 1, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 2, 2023	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: May 2, 2023	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer