Form 10-Q
period 2023-07-01
ZEBRA TECHNOLOGIES CORP
filed 2023-08-01
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 25, 2023, there were 51,338,364 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 1, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68	$105
Accounts receivable, net of allowances for doubtful accounts of $1 each as of July 1, 2023 and December 31, 2022	663	768
Inventories, net	864	860
Income tax receivable	20	26
Prepaid expenses and other current assets	138	124
Total Current assets	1,753	1,883
Property, plant and equipment, net	301	278
Right-of-use lease assets	173	156
Goodwill	3,895	3,899
Other intangibles, net	578	630
Deferred income taxes	441	407
Other long-term assets	315	276
Total Assets	$7,456	$7,529
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$166	$214
Accounts payable	562	811
Accrued liabilities	583	744
Deferred revenue	443	425
Income taxes payable	16	138
Total Current liabilities	1,770	2,332
Long-term debt	2,042	1,809
Long-term lease liabilities	157	139
Deferred income taxes	75	75
Long-term deferred revenue	331	333
Other long-term liabilities	89	108
Total Liabilities	4,464	4,796
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	580	561
Treasury stock at cost, 20,818,920 and 20,700,357 shares as of July 1, 2023 and December 31, 2022, respectively	(1,859)	(1,799)
Retained earnings	4,330	4,036
Accumulated other comprehensive loss	(60)	(66)
Total Stockholders’ Equity	2,992	2,733
Total Liabilities and Stockholders’ Equity	$7,456	$7,529
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Tangible products	$986	$1,259	$2,156	$2,466
Services and software	228	209	463	434
Total Net sales	1,214	1,468	2,619	2,900
Cost of sales:
Tangible products	522	685	1,140	1,366
Services and software	111	109	231	223
Total Cost of sales	633	794	1,371	1,589
Gross profit	581	674	1,248	1,311
Operating expenses:
Selling and marketing	146	151	307	303
Research and development	130	148	276	285
General and administrative	69	97	168	196
Settlement and related costs	—	372	—	372
Amortization of intangible assets	26	35	52	68
Acquisition and integration costs	2	14	2	18
Exit and restructuring costs	14	2	24	2
Total Operating expenses	387	819	829	1,244
Operating income (loss)	194	(145)	419	67
Other (loss) income, net:
Foreign exchange (loss) gain	(5)	(3)	(4)	5
Interest (expense) income, net	(16)	(3)	(53)	27
Other (expense), net	(2)	(2)	(6)	(2)
Total Other (expense) income, net	(23)	(8)	(63)	30
Income (loss) before income tax	171	(153)	356	97
Income tax expense (benefit)	27	(55)	62	(10)
Net income (loss)	$144	$(98)	$294	$107
Basic earnings (loss) per share	$2.80	$(1.87)	$5.72	$2.04
Diluted earnings (loss) per share	$2.78	$(1.87)	$5.68	$2.02
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$144	$(98)	$294	$107
Other comprehensive income (loss), net of tax:
Changes in unrealized gains on anticipated sales hedging transactions	4	7	1	12
Foreign currency translation adjustment	2	(6)	5	(11)
Comprehensive income (loss)	$150	$(97)	$300	$108
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	29,784	—	5	—	—	—	5
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(504)	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	—	18
Repurchase of common stock	(55,811)	—	—	(15)	—	—	(15)
Net income	—	—	—	—	150	—	150
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at April 1, 2023	51,424,969	$1	$584	$(1,814)	$4,186	$(66)	$2,891
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	75,271	—	(6)	1	—	—	(5)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(28,795)	—	—	(9)	—	—	(9)
Share-based compensation	—	—	2	—	—	—	2
Repurchase of common stock	(138,508)	—	—	(37)	—	—	(37)
Net income	—	—	—	—	144	—	144
Changes in unrealized gains and losses on forward interest rate swap hedging transactions (net of income taxes)	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at July 1, 2023	51,332,937	$1	$580	$(1,859)	$4,330	$(60)	$2,992

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,082	—	8	(2)	—	—	6
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,639)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	17	—	—	—	17
Repurchase of common stock	(648,875)	—	—	(305)	—	—	(305)
Net income	—	—	—	—	205	—	205
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at April 2, 2022	52,784,843	$1	$487	$(1,331)	$3,778	$(29)	$2,906
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	70,821	—	—	1	—	—	1
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(56,431)	—	—	(22)	—	—	(22)
Share-based compensation	—	—	25	—	—	—	25
Repurchase of common stock	(844,239)	—	—	(300)	—	—	(300)
Net loss	—	—	—	—	(98)	—	(98)
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at July 2, 2022	51,954,994	$1	$512	$(1,652)	$3,680	$(28)	$2,513

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$294	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	103
Share-based compensation	20	42
Deferred income taxes	(29)	(124)
Unrealized loss (gain) on forward interest rate swaps	1	(52)
Other, net	2	3
Changes in operating assets and liabilities:
Accounts receivable, net	105	(170)
Inventories, net	(3)	(108)
Other assets	(22)	(52)
Accounts payable	(273)	121
Accrued liabilities	(107)	(77)
Deferred revenue	16	34
Income taxes	(116)	(9)
Settlement liability	(90)	320
Other operating activities	4	16
Net cash (used in) provided by operating activities	(110)	154
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(875)
Purchases of property, plant and equipment	(34)	(31)
Purchases of long-term investments	(1)	(6)
Net cash used in investing activities	(35)	(912)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	—	(8)
Payments of long-term debt	(183)	(119)
Proceeds from issuance of long-term debt	368	1,294
Payments for repurchases of common stock	(52)	(605)
Net proceeds related to share-based compensation plans	(9)	(16)
Change in unremitted cash collections from servicing factored receivables	(27)	(28)
Net cash provided by financing activities	97	518
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1)	(6)
Net decrease in cash and cash equivalents, including restricted cash	(49)	(246)
Cash and cash equivalents, including restricted cash, at beginning of period	117	344
Cash and cash equivalents, including restricted cash, at end of period	$68	$98
Less restricted cash, included in Prepaid expenses and other current assets	—	—
Cash and cash equivalents at end of period	$68	$98
Supplemental disclosures of cash flow information:
Income taxes paid	$212	$120
Interest paid	$50	$15
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of July 1, 2023, the Consolidated Statements of Operations, Comprehensive Income (Loss) and Stockholders’ Equity for the three and six months ended July 1, 2023 and July 2, 2022, and the Consolidated Statement of Cash Flows for the six months ended July 1, 2023 and July 2, 2022. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2023.

In the second quarter, our advanced location technology solutions business, which is primarily comprised of radio frequency identification devices (“RFID”) and real-time location solution offerings (“RTLS”), moved from our Enterprise Visibility & Mobility (“EVM”) segment into our Asset Intelligence & Tracking (“AIT”) segment contemporaneous with a change in our organizational structure and management of the business. We have reported our segment results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact on the Consolidated Financial Statements.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	July 1, 2023			July 2, 2022
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$432	$27	$459	$441	$26	$467
EVM	554	201	755	818	183	1,001
Total	$986	$228	$1,214	$1,259	$209	$1,468

	Six Months Ended
	July 1, 2023			July 2, 2022
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$927	$54	$981	$824	$54	$878
EVM	1,229	409	1,638	1,642	380	2,022
Total	$2,156	$463	$2,619	$2,466	$434	$2,900

In addition, refer to Note 18, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to repair and support services, as well as software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,130 million and $1,105 million, inclusive of deferred revenue, as of July 1, 2023 and December 31, 2022, respectively. On average, remaining performance obligations as of July 1, 2023 and December 31, 2022 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $14 million and $16 million as of July 1, 2023 and December 31, 2022, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact of the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and six months ended July 1, 2023 and July 2, 2022, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $774 million and $758 million as of July 1, 2023 and December 31, 2022, respectively. During the three and six months ended July 1, 2023, the Company recognized $114 million and $249 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31,

2022. During the three and six months ended July 2, 2022, the Company recognized $108 million and $237 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2021.

Note 4 Inventories

The components of Inventories, net are as follows (in millions):

	July 1, 2023	December 31, 2022
Raw materials (1)	$345	$293
Work in process	5	4
Finished goods	514	563
Total Inventories, net	$864	$860

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

Matrox
During the second quarter of 2023, the Company finalized the purchase price allocation for its acquisition of Matrox Electronic Systems Ltd. (“Matrox”). The measurement period adjustments recorded in the current year, all relating to facts and circumstances existing as of the acquisition date, were insignificant.

Note 6 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $113 million as of both July 1, 2023 and December 31, 2022.

The Company paid $1 million and $6 million for the purchase of long-term investments during the six months ended July 1, 2023 and July 2, 2022, respectively. Net gains and losses related to the Company’s long-term investments are included within Other (expense), net on the Consolidated Statements of Operations. There were no net gains or losses during the three months ended July 1, 2023. The Company recognized net losses of $1 million during the six months ended July 1, 2023. The Company did not recognize any net gains or losses during the three and six months ended July 2, 2022.

Note 7 Exit and Restructuring Costs
The Company expanded the scope of the 2022 Productivity Plan, which is still expected to be substantially completed in 2023, with a total cost now estimated to be at least $60 million. Total Exit and restructuring charges associated with the 2022 Productivity Plan to date were $36 million, including $14 million and $24 million recorded for the three and six months ended July 1, 2023, respectively. The Company’s obligations under the 2022 Productivity Plan are expected to be substantially settled by the first quarter of 2024 and are primarily reflected within Accrued liabilities on the Consolidated Balance Sheets.

In addition, the Company initiated a voluntary retirement plan (“VRP”) applicable to retirement-eligible U.S. employees to generate incremental cost efficiencies. Employees who participate in the VRP agree to retire in 2023 in exchange for cash severance and other benefits that will be classified within Exit and restructuring on the Consolidated Statements of Operations. The Company estimates the total cost of the VRP will be approximately $45 million and will be recorded in the third quarter aligned with the Company’s commitment to the VRP obligations. Payment obligations are expected to be substantially settled by the first quarter of 2024 and will be reflected within Accrued liabilities on the Consolidated Balance Sheets.

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
The Company’s financial assets and liabilities carried at fair value as of July 1, 2023, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$108	$—	$108
Investments related to the deferred compensation plan	38	—	—	38
Total Assets at fair value	$38	$108	$—	$146
Liabilities:
Foreign exchange contracts (1)	$2	$13	$—	$15
Forward interest rate swap contracts (2)	—	36	—	36
Liabilities related to the deferred compensation plan	38	—	—	38
Total Liabilities at fair value	$40	$49	$—	$89
The Company’s financial assets and liabilities carried at fair value as of December 31, 2022, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$72	$—	$72
Investments related to the deferred compensation plan	35	—	—	35
Total Assets at fair value	$35	$72	$—	$107
Liabilities:
Foreign exchange contracts (1)	$5	$14	$—	$19
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$40	$14	$—	$54

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	July 1, 2023	December 31, 2022
Derivative instruments designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(13)	$(14)
Total derivative instruments designated as hedges		$(13)	$(14)

Derivative instruments not designated as hedges:
Forward interest rate swaps	Prepaid expenses and other current assets	$40	$25
Forward interest rate swaps	Other long-term assets	68	47
Foreign exchange contracts	Accrued liabilities	(2)	(5)
Forward interest rate swaps	Accrued liabilities	(14)	—
Forward interest rate swaps	Other long-term liabilities	(22)	—
Total derivative instruments not designated as hedges		$70	$67
Total net derivative asset		$57	$53
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$1	$9	$(4)	$8
Forward interest rate swaps	Interest income (expense), net	18	11	11	45
Total net gain recognized in income		$19	$20	$7	$53

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been increased by $1 million and $4 million as of July 1, 2023 and December 31, 2022, respectively.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $7 million of losses and $27 million of gains for the three months ended July 1, 2023 and July 2, 2022, respectively. Realized amounts reclassified to Net sales were $10 million of losses and $43 million of gains for the six months ended July 1, 2023 and July 2, 2022, respectively. As of July 1, 2023 and December 31, 2022, the notional amounts of the Company’s foreign exchange cash flow hedges were €754 million and €549 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	July 1, 2023		December 31, 2022
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£9		£11
Euro/U.S. Dollar		€152		€191
Euro/Czech Koruna		€16		€15
Japanese Yen/U.S. Dollar		¥579		¥—
Singapore Dollar/U.S. Dollar	S$	11	S$	5
Mexican Peso/U.S. Dollar	Mex$	138	Mex$	372
Polish Zloty/U.S. Dollar	zł	84	zł	47
Net fair value of liabilities of outstanding contracts		$2		$5

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

The Company manages its exposure to changes in interest rates by utilizing long-term forward interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus variable-rate debt, based on current and projected market conditions. The Company has interest rate swap agreements with a total notional amount of $800 million to lock into a fixed SOFR interest rate base, which are subject to monthly net cash settlements effective through October 2027.

In the second quarter, the Company entered into new interest rate swap agreements that contain a total notional amount of $400 million to lock into a variable interest rate base designed to offset a portion of the Company’s existing swap agreements. These agreements are subject to monthly cash settlements effective through October 2027. At the same time, the Company entered into additional new interest rate swap agreements that contain a total notional amount of $400 million to lock into a fixed SOFR interest rate base, which are subject to monthly cash settlements effective through June 2030. As a result of these transactions, the Company maintained fixed interest rates on a total notional amount of $800 million through October 2027 and a total notional amount of $400 million through June 2030. There was no cash settlement, or significant impact on the Consolidated Statement of Operations, as a result of these transactions in the second quarter of 2023.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	July 1, 2023	December 31, 2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	388	50
Receivables Financing Facilities	144	254
Total debt	$2,216	$2,032
Less: Debt issuance costs	(4)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(166)	(214)
Total long-term debt	$2,042	$1,809

As of July 1, 2023, the future maturities of debt are as follows (in millions):

2023 (6 months remaining)	$—
2024	188
2025	66
2026	88
2027	1,874
Total future maturities of debt	$2,216
All borrowings as of July 1, 2023 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.1 billion and $2.0 billion as of July 1, 2023 and December 31, 2022, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, as it did in the first quarter of 2023, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 1, 2023, the Term Loan A interest rate was 6.20%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 1, 2023, the Company had letters of credit totaling $9 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,491 million. As of July 1, 2023, the Revolving Credit Facility had an average interest rate of 6.15%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. During the second quarter of 2023, the Company amended the second Receivables Financing Facility, which allows for borrowings up to $100 million, to extend the maturity to May 13, 2024, but otherwise did not substantially change the terms of the facility.

As of July 1, 2023, the Company’s Consolidated Balance Sheets included $621 million of receivables that were pledged under the two Receivables Financing Facilities. As of July 1, 2023, $144 million had been borrowed and was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of July 1, 2023, the Receivables Financing Facilities had an average interest rate of 6.50%. Interest is paid monthly on these borrowings.

Each of the Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 9, Derivative Instruments for further information.

As of July 1, 2023, the Company was in compliance with all debt covenants.

Note 11 Leases

During the six months ended July 1, 2023, the Company recorded an additional $38 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the commencement of a new office facility lease.

Future minimum lease payments under non-cancellable leases as of July 1, 2023 were as follows (in millions):

2023 (6 months remaining)	$25
2024	48
2025	37
2026	32
2027	25
Thereafter	76
Total future minimum lease payments	$243
Less: Interest	(47)
Present value of lease liabilities	$196

Reported as of July 1, 2023:
Current portion of lease liabilities	$39
Long-term lease liabilities	157
Present value of lease liabilities	$196

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	July 1, 2023	December 31, 2022
Settlement	$135	$180
Unremitted cash collections due to banks on factored accounts receivable	103	130
Payroll and benefits	88	90
Customer rebates	42	55
Leases	39	37
Incentive compensation	29	100
Warranty	25	26
Foreign exchange contracts	15	19
Short-term interest rate swaps	14	—
Freight and duty	12	19
Other	81	88
Accrued liabilities	$583	$744

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Balance at the beginning of the period	$26	$26
Warranty expense	13	15
Warranties fulfilled	(14)	(15)
Balance at the end of the period	$25	$26

Contingencies
The Company is subject to a variety of investigations, claims, suits, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position, or results of operations. Any legal proceedings are subject to inherent uncertainties, and the Company’s view of these matters and their potential effects may change in the future. The Company records a liability for contingencies when a loss is deemed to be probable and can be reasonably estimated.

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. The payment terms under the Settlement consist of 8 quarterly payments of $45 million that began in the second quarter of 2022. The remaining 3 quarterly amounts will be paid by the first quarter of 2024 and are included within Accrued liabilities on the Consolidated Balance Sheets.

Note 13 Share-Based Compensation

The Company issues share-based compensation awards under the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”), approved by shareholders in 2018 which superseded and replaced all prior share-based incentive plans. Outstanding awards issued prior to the 2018 Plan are governed by the provisions of those plans until such awards have been exercised, forfeited, canceled, expired, or otherwise terminated in accordance with their terms. Awards available under the 2018 Plan include stock-settled awards, including stock-settled restricted stock units, stock-settled performance stock units, restricted stock awards, performance share awards, stock appreciation rights, incentive stock options, and non-qualified stock options. Awards available under the 2018 Plan also include cash-settled awards, including cash-settled stock appreciation rights, cash-settled restricted stock units, and cash-settled performance stock units. No awards remain available for future grants under previous plans.

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of July 1, 2023, the Company had 2,365,581 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
Compensation costs and related income tax benefit	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of sales	$2	$1	$3	$2
Selling and marketing	1	6	7	10
Research and development	6	10	13	16
General and administration	(6)	10	3	16
Total compensation expense	$3	$27	$26	$44
Income tax benefit	$3	$5	$7	$8

As of July 1, 2023, total unearned compensation cost related to the Company’s share-based compensation plans was $141 million, which will be recognized over the weighted average remaining service period of approximately 1.6 years.

The majority of the Company’s share-based compensation awards are generally issued as part of its employee and non-employee director incentive program during the second quarter of each fiscal year. The Company also issues awards associated with business acquisitions or other off-cycle events. The majority of the Company’s share-based compensation is comprised of stock-settled awards.

Stock-settled awards
Beginning in 2021, the Company began issuing stock-settled restricted stock units (“stock-settled RSUs”) and stock-settled performance share units (“stock-settled PSUs”) for the majority of its share-based compensation awards. Prior to which, the Company primarily awarded restricted stock awards (“RSAs”), performance share awards (“PSAs”), and stock appreciation rights (“SARs”). The Company’s awards are typically time-vested with stock-settled RSUs and RSAs vesting ratably in three annual installments, stock-settled PSUs and PSAs vesting at the end of the three-year period, and SARs vesting ratably in four annual installments.

Vesting for each participant is subject to restrictions, such as continuous employment, except in certain cases as set forth in each stock agreement. Upon vesting, stock-settled RSUs and PSUs convert to shares of Class A Common Stock that are released to participants. RSAs and PSAs are considered participating securities, and as such, are included as part of the Company’s Class A Common Stock outstanding at the time of grant.

Compensation cost for the stock-settled RSUs, stock-settled PSUs, RSAs, and PSAs is expensed over each participant’s required service period. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of units or awards granted, net of estimated forfeitures. The expected attainment of the performance goals for the stock-settled PSUs and PSAs is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. As a result of this assessment, the current quarter results include a $30 million reduction in compensation costs. Fair value and compensation cost for SARs are determined using a binomial model on the grant date.

The Company also issues RSAs to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During the first six months of 2023, there were 6,640 shares granted to non-employee directors compared to 5,686 shares during the first six months of 2022. The shares vest immediately upon grant.

A summary of the Company’s restricted and performance stock-settled awards for the six months ended July 1, 2023 is as follows:

	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	242,732	$404.19	105,928	$406.89	46,971	$271.92	35,246	$245.79
Granted	279,224	265.58	104,446	258.63	6,640	271.77	—	—
Released	(74,829)	403.10	(64)	482.42	(45,129)	252.61	(34,525)	244.97
Forfeited	(11,198)	425.27	(1,096)	389.82	(1,375)	300.62	(75)	244.97
Outstanding at end of period	435,929	$314.40	209,214	$332.94	7,107	$384.26	646	$291.43

The Company did not issue any SARs during the six months ended July 1, 2023 and July 2, 2022. A summary of the Company’s SARs for the six months ended July 1, 2023 is as follows:

	SARs	Weighted-Average Exercise Price
Outstanding at beginning of period	443,476	$122.67
Granted	—	—
Exercised	(24,576)	98.86
Forfeited	(157)	239.89
Expired	—	—
Outstanding at end of period	418,743	$124.02
Exercisable at end of period	403,092	$118.58

The following table summarizes information about SARs outstanding as of July 1, 2023:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$72	$72
Weighted-average remaining contractual life (in years)	2.2	2.1

The intrinsic value of SARs exercised during the six months ended July 1, 2023 and July 2, 2022 was $5 million and $6 million, respectively. The total fair value of SARs that vested during the six months ended July 1, 2023 and July 2, 2022 was $2 million and $3 million, respectively.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated as the fair value on grant date multiplied by the number of share-equivalents granted. The expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $8 million and $4 million for the six months ended July 1, 2023 and July 2, 2022, respectively. Share-equivalents issued under these programs totaled 39,407 and 64,056 during the six months ended July 1, 2023 and July 2, 2022, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of July 1, 2023, 1,365,953 shares remained available for future purchase.

Note 14 Income Taxes

The Company’s effective tax rate for the three and six months ended July 1, 2023 was 15.8% and 17.4%, respectively, compared to 35.9% and (10.3)% for the three and six months ended July 2, 2022, respectively. In the current period, the variance from the 21% federal statutory rate was primarily due to U.S. tax credits and the favorable impacts of foreign earnings subject to U.S. taxation. In the prior period, the variance from the 21% federal statutory rate was primarily attributable to a discrete tax benefit resulting from the Settlement and related costs recorded in the second quarter of 2022, lower tax rates on foreign earnings, and U.S. tax credits. The change in the effective tax rate from the prior three and six month periods was primarily due to the one-time discrete tax benefit from the Settlement in the prior period.

Note 15 Earnings (Loss) Per Share

Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of diluted common shares outstanding. Diluted common shares outstanding is computed using the Treasury Stock method and, in periods of income, reflects the additional shares that would be outstanding if dilutive share-based compensation awards were converted into common shares during the period.

Earnings (loss) per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic:
Net income (loss)	$144	$(98)	$294	$107
Weighted-average shares outstanding (1)	51,377,064	52,138,470	51,395,062	52,642,348
Basic earnings (loss) per share	$2.80	$(1.87)	$5.72	$2.04

Diluted:
Net income (loss)	$144	$(98)	$294	$107
Weighted-average shares outstanding (1)	51,377,064	52,138,470	51,395,062	52,642,348
Dilutive shares (2)	330,396	—	328,964	391,381
Diluted weighted-average shares outstanding	51,707,460	52,138,470	51,724,026	53,033,729
Diluted earnings (loss) per share	$2.78	$(1.87)	$5.68	$2.02

(1) In periods of a net loss, restricted stock and performance share awards, which are participating securities, are excluded from weighted-average shares outstanding.
(2) In periods of net loss, all unvested share-based awards were anti-dilutive and therefore excluded from diluted shares.

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 247,453 and 151,872 shares that were anti-dilutive for the three and six months ended July 1, 2023, respectively. There were 630,182 and 335,476 shares that were anti-dilutive for the three and six months ended July 2, 2022, respectively.

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

•Foreign currency translation adjustments relate to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. Dollar. The Company translates the subsidiary functional currency financial statements to U.S. Dollars using a combination of historical, period end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of AOCI.

The changes in each component of AOCI during the six months ended July 1, 2023 and July 2, 2022 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	57	(11)	46
Amounts reclassified from AOCI(1)	(43)	—	(43)
Tax effect	(2)	—	(2)
Other comprehensive income (loss), net of tax	12	(11)	1
Balance at July 2, 2022	$30	$(58)	$(28)

Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive (loss) income before reclassifications	(9)	5	(4)
Amounts reclassified from AOCI(1)	10	—	10
Other comprehensive income, net of tax	1	5	6
Balance at July 1, 2023	$(10)	$(50)	$(60)
(1) See Note 9, Derivative Instruments regarding the timing of reclassifications to operating results.

Note 17 Accounts Receivable Factoring

The Company transfers certain receivables to banks without recourse as part of its credit and cash management activities. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

The Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $0 million and $12 million as of July 1, 2023 and December 31, 2022, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the six months ended July 1, 2023 and July 2, 2022, the Company received cash proceeds of $751 million and $765 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of July 1, 2023 and December 31, 2022, there were a total of $54 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $103 million and $130 million of obligations that were not yet remitted to banks as of July 1, 2023 and December 31, 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

Note 18 Segment Information & Geographic Data

The Company’s operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in the prior year). Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

In the second quarter, our advanced location technology solutions business, which is primarily comprised of RFID devices and RTLS offerings, moved from our EVM segment into our AIT segment contemporaneous with a change in our organizational structure and management of the business. We have reported our segment results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact on the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
AIT	$459	$467	$981	$878
EVM	755	1,001	1,638	2,022
Total Net sales	$1,214	$1,468	$2,619	$2,900
Operating income:
AIT(2)	$114	$94	$243	$150
EVM(2)	122	184	255	377
Total segment operating income	236	278	498	527
Corporate eliminations(1)	(42)	(423)	(79)	(460)
Total Operating income (loss)	$194	$(145)	$419	$67

(1)To the extent applicable, amounts included in Corporate eliminations consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in the prior year).

(2)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense are proportionate to each segment’s Net sales.

Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
North America	$642	$714	$1,367	$1,413
EMEA	374	521	817	1,021
Asia-Pacific	122	152	276	301
Latin America	76	81	159	165
Total Net sales	$1,214	$1,468	$2,619	$2,900

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader respected for innovative Enterprise Asset Intelligence (“EAI”) solutions in the Automatic Identification and Data Capture (“AIDC”) industry. We design, manufacture, and sell a broad range of products and solutions, including cloud-based software subscriptions, that capture and move data. These products and solutions include mobile computers; barcode scanners and imagers; radio frequency identification devices and printers (“RFID”) and real-time location systems (“RTLS”); specialty printers for barcode labeling and personal identification; fixed industrial scanning and machine vision; related accessories and supplies, such as self-adhesive labels and other consumables; and related software applications. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services, as well as various workflow optimization solutions, including cloud-based software subscriptions and robotic automation solutions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries within the following regions: North America; Europe, Middle East, and Africa (“EMEA”); Asia-Pacific; and Latin America.

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

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, RFID and RTLS offerings, and supplies, including temperature-monitoring labels and services.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, fixed industrial scanning and machine vision, services, and workflow optimization solutions. Our workflow optimization solutions include cloud-based software subscriptions, retail solutions, and robotic automation solutions.

In the second quarter, our advanced location technology solutions business, which is primarily comprised of RFID devices and RTLS offerings, moved from our EVM segment into our AIT segment contemporaneous with a change in our organizational structure and management of the business. We have reported our segment results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact on the Consolidated Financial Statements.

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

Second Quarter 2023 Financial Highlights and Other Recent Developments

•Net sales were $1,214 million in the current year compared to $1,468 million in the prior year.
•Operating income was $194 million in the current year compared to an operating loss of $145 million in the prior year, inclusive of the $372 million prior year Settlement charge.
•Net income was $144 million, or $2.78 per diluted share in the current year, compared to a net loss of $98 million, or $(1.87) per diluted share in the prior year, inclusive of the prior year Settlement charge.
•Net cash used in operating activities was $110 million in the current year compared to net cash provided by operating activities of $154 million in the prior year.

Late in the second quarter, we began to experience a more broad-based moderation of demand across many of our core product offerings. Demand declines were most pronounced in our mobile computing business within our EVM segment which was primarily due to fewer large order deployments as we believe large enterprises are absorbing significant capacity built-out over recent years, while they are also experiencing tighter capital spending budgets. This, coupled with a general trend of distributors reducing inventory levels, has negatively impacted our current year results. We expect these trends to continue through at least the remainder of 2023. We are partially mitigating the financial impacts of operating headwinds through a combination of targeted list price increases and operating cost management. As our overall supply chain continues to recover, with improvements in both component part availability and costs of transportation, our ability to meet customer demand has improved as compared to the prior year.

As a result of the impacts on our business discussed above, the Company expanded the scope of its 2022 Productivity Plan. The Company estimates the total cost of the 2022 Productivity Plan to now be at least $60 million which will be reflected within Exit and restructuring charges, with $36 million incurred to date, including $14 million and $24 million recorded for the three and six months ended July 1, 2023, respectively. The Company’s obligations under the 2022 Productivity Plan are expected to be substantially settled by the first quarter of 2024 and are primarily reflected within Accrued liabilities on the Consolidated Balance Sheets.

In addition, the Company initiated a voluntary retirement plan (“VRP”) applicable to retirement-eligible U.S. employees to generate incremental cost efficiencies. Employees who participate in the VRP agree to retire in 2023 in exchange for cash severance and other benefits that will be classified within Exit and restructuring on the Consolidated Statements of Operations. The Company estimates the total cost of the VRP will be approximately $45 million and will be recorded in the third quarter aligned with the Company’s commitment to the VRP obligations. Payment obligations are expected to be substantially settled by the first quarter of 2024 and will be reflected within Accrued liabilities on the Consolidated Balance Sheets.

The total costs of the 2022 Productivity Plan and VRP are expected to be $105 million. These actions are expected to impact greater than 7% of our global employee base and are estimated to result in annualized net cost savings, primarily within Operating expenses, of approximately $85 million.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales:
Tangible products	$986	$1,259	$(273)	(21.7)%	$2,156	$2,466	$(310)	(12.6)%
Services and software	228	209	19	9.1%	463	434	29	6.7%
Total Net sales	1,214	1,468	(254)	(17.3)%	2,619	2,900	(281)	(9.7)%
Gross profit	581	674	(93)	(13.8)%	1,248	1,311	(63)	(4.8)%
Gross margin	47.9%	45.9%		200 bps	47.7%	45.2%		250 bps
Operating expenses	387	819	(432)	(52.7)%	829	1,244	(415)	(33.4)%
Operating income (loss)	$194	$(145)	$339	233.8%	$419	$67	$352	525.4%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
North America	$642	$714	$(72)	(10.1)%	$1,367	$1,413	$(46)	(3.3)%
EMEA	374	521	(147)	(28.2)%	817	1,021	(204)	(20.0)%
Asia-Pacific	122	152	(30)	(19.7)%	276	301	(25)	(8.3)%
Latin America	76	81	(5)	(6.2)%	159	165	(6)	(3.6)%
Total Net sales	$1,214	$1,468	$(254)	(17.3)%	$2,619	$2,900	$(281)	(9.7)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	As a % of Net sales		July 1, 2023	July 2, 2022	As a % of Net sales
			2023	2022			2023	2022
Selling and marketing	$146	$151	12.0%	10.3%	$307	$303	11.7%	10.4%
Research and development	130	148	10.7%	10.1%	276	285	10.5%	9.8%
General and administrative	69	97	5.7%	6.6%	168	196	6.4%	6.8%
Settlement and related costs	—	372	NM	NM	—	372	NM	NM
Amortization of intangible assets	26	35	NM	NM	52	68	NM	NM
Acquisition and integration costs	2	14	NM	NM	2	18	NM	NM
Exit and restructuring costs	14	2	NM	NM	24	2	NM	NM
Total Operating expenses	$387	$819	31.9%	55.8%	$829	$1,244	31.7%	42.9%

Consolidated Organic Net sales growth (decline):

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Reported GAAP Consolidated Net sales growth (decline)	(17.3)%	(9.7)%
Adjustments:
Impact of foreign currency translations (1)	1.9%	2.5%
Impact of acquisitions (2)	(0.6)%	(1.0)%
Consolidated Organic Net sales growth (decline) (3)	(16.0)%	(8.2)%

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

(2)For purposes of computing Consolidated Organic Net sales growth (decline), amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2023 compared to Second quarter 2022

Total Net sales decreased $254 million or 17.3% compared to the prior year reflecting declines in both of our segments resulting from a broad-based moderation of demand and fewer EVM large mobile computer deployments. Current year Net sales of both segments included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Prior year Net sales of both segments were negatively impacted by supply chain bottlenecks, which were particularly pronounced in our EVM segment. Excluding the effects of currency changes and acquisitions, the decrease in Consolidated Organic Net sales was 16.0%.

Gross margin increased to 47.9% for the current year compared to 45.9% for the prior year. As compared to the prior year, Gross margin was significantly higher in our AIT segment and slightly higher in our EVM segment. Both segments, particularly AIT, benefited from lower premium freight and component part costs compared to the prior year.

Operating expenses for the quarters ended July 1, 2023 and July 2, 2022 were $387 million and $819 million, or 31.9% and 55.8% of Net sales, respectively. Excluding the Settlement charge in the prior year, Operating expenses would have been 30.4% of Net sales. Current year Operating expenses were lower than the prior year, excluding the Settlement charge, primarily due to lower employee incentive compensation, Acquisition and integration costs, and Amortization of intangible assets, partially offset by higher Exit and restructuring costs. The increase as a percentage of Net sales over the prior year results from cost deleveraging.

Operating income increased to $194 million for the current year compared to an operating loss of $145 million in the prior year. The increase was primarily due to lower Operating expenses, as the prior period included the $372 million Settlement charge, partially offset by lower Gross profit.

Net income increased compared to the prior year due to higher Operating income, partially offset by higher income tax expense and Other (expense) income, net.

•The Company’s effective tax rates for the three months ended July 1, 2023 and July 2, 2022 were 15.8% and 35.9%, respectively. The change in the effective tax rate was primarily due to the discrete tax benefit recorded in the prior year related to the Settlement.

•Other (expense) income, net was an expense of $23 million for the current year, compared to $8 million in the prior year. The increase was primarily due to higher interest expense associated with higher interest rates and average outstanding debt levels, which was partially offset by higher interest rate swap gains in the current year.

Diluted earnings per share increased to $2.78 as compared to $(1.87) in the prior year due to higher Net income and lower average shares outstanding.

Year to date 2023 compared to Year to date 2022

Total Net sales decreased $281 million or 9.7% compared to the prior year as growth in our AIT segment was more than offset by a decline in our EVM segment primarily due to fewer large mobile computer deployments. Current year Net sales of both segments included the benefit of targeted list price increases, substantially offset by the negative effects of foreign currency changes. Prior year Net sales of both segments were negatively impacted by supply chain bottlenecks. Excluding the effects of currency changes and acquisitions, the decrease in Consolidated Organic Net sales was 8.2%.

Gross margin increased to 47.7% for the current year compared to 45.2% for the prior year. As compared to the prior year, Gross margin was significantly higher in our AIT segment, while Gross margin of our EVM segment was slightly lower. Both segments, particularly AIT, benefited from lower premium freight and component part costs compared to the prior year.

Operating expenses for the periods ended July 1, 2023 and July 2, 2022 were $829 million and $1,244 million, or 31.7% and 42.9% of Net sales, respectively. Excluding the Settlement charge in the prior year, Operating expenses would have been 30.1% of Net sales. Current year Operating expenses were lower than the prior year, excluding the Settlement charge, primarily due to lower employee incentive compensation, Acquisition and integration costs, and Amortization of intangible assets, partially offset by higher Exit and restructuring costs and the inclusion of operating expenses associated with recently acquired businesses. The increase as a percentage of Net sales over the prior year results from cost deleveraging.

Operating income increased to $419 million for the current year compared to $67 million for the prior year. The increase was primarily due to lower Operating expenses, as the prior period included the $372 million Settlement charge, partially offset by lower Gross profit.

Net income increased compared to the prior year due to higher Operating income, partially offset by higher Other (expense) income, net and income tax expense.

•Other (expense) income, net was an expense of $63 million for the current year, compared to income of $30 million in the prior year. The increase was primarily due to higher interest expense associated with higher interest rates and average outstanding debt levels as well as lower interest rate swap gains in the current year.

•The Company’s effective tax rates for the six months ended July 1, 2023 and July 2, 2022 were 17.4% and (10.3)%, respectively. The change in the effective tax rate compared to the prior year was primarily due to the discrete tax benefit recorded in the prior year related to the Settlement.

Diluted earnings per share increased to $5.68 as compared to $2.02 in the prior year due to higher Net income and lower average shares outstanding.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in the prior year).

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales:
Tangible products	$432	$441	$(9)	(2.0)%	$927	$824	$103	12.5%
Services and software	27	26	1	3.8%	54	54	—	—%
Total Net sales	459	467	(8)	(1.7)%	981	878	103	11.7%
Gross profit	225	204	21	10.3%	483	364	119	32.7%
Gross margin	49.0%	43.7%		530 bps	49.2%	41.5%		770 bps
Operating expenses	111	110	1	0.9%	240	214	26	12.1%
Operating income	$114	$94	$20	21.3%	$243	$150	$93	62.0%

AIT Organic Net sales growth (decline):

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
AIT Reported GAAP Net sales growth (decline)	(1.7)%	11.7%
Adjustments:
Impact of foreign currency translations (1)	1.9%	2.7%
AIT Organic Net sales growth (decline) (2)	0.2%	14.4%

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

(2)AIT Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2023 compared to Second quarter 2022

Total Net sales for AIT decreased $8 million or 1.7% compared to the prior year primarily due to a decline in printing products, partially offset by higher sales of RFID offerings, and supplies. Current year Net sales included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 0.2%.

Gross margin increased to 49.0% in the current year compared to 43.7% for the prior year primarily due to lower premium freight and component part costs, pricing and favorable business mix, partially offset by the negative impact of foreign currency changes.

Operating income increased 21.3% in the current year compared to the prior year primarily due to higher Gross profit.

Year to date 2023 compared to Year to date 2022

Total Net sales for AIT increased $103 million or 11.7% compared to the prior year primarily due to higher sales of printing products (contributing the majority of the total increase), RFID offerings, and supplies. Current year Net sales included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 14.4%.

Gross margin increased to 49.2% in the current year compared to 41.5% for the prior year primarily due to lower premium freight and component part costs, pricing and favorable business mix, partially offset by the negative impact of foreign currency changes.

Operating income increased 62.0% in the current year compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales:
Tangible products	$554	$818	$(264)	(32.3)%	$1,229	$1,642	$(413)	(25.2)%
Services and software	201	183	18	9.8%	409	380	29	7.6%
Total Net sales	755	1,001	(246)	(24.6)%	1,638	2,022	(384)	(19.0)%
Gross profit	356	470	(114)	(24.3)%	765	947	(182)	(19.2)%
Gross margin	47.2%	47.0%		20 bps	46.7%	46.8%		(10) bps
Operating expenses	234	286	(52)	(18.2)%	510	570	(60)	(10.5)%
Operating income	$122	$184	$(62)	(33.7)%	$255	$377	$(122)	(32.4)%

EVM Organic Net sales growth (decline):

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
EVM Reported GAAP Net sales growth (decline)	(24.6)%	(19.0)%
Adjustments:
Impact of foreign currency translations (1)	1.9%	2.4%
Impact of acquisitions (2)	(0.9)%	(1.5)%
EVM Organic Net sales growth (decline) (3)	(23.6)%	(18.1)%

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

(2)For purposes of computing EVM Organic Net sales growth (decline), amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2023 compared to Second quarter 2022

Total Net sales for EVM decreased $246 million or 24.6% compared to the prior year primarily due to lower sales of mobile computing products largely attributed to fewer large order deployments and an overall moderation of demand for our core products as distributors reset inventory levels, which were partially offset by higher sales of services and software, data capture products, and contributions from our recent acquisitions. Current year Net sales included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales decline was 23.6%.

Gross margin increased to 47.2% in the current year compared to 47.0% for the prior year. The benefits of favorable business mix and pricing, and lower premium freight and component part costs were substantially offset by volume deleveraging, the negative impact of foreign currency changes, and inventory-related charges.

Operating income for the current year decreased by 33.7% compared to the prior year primarily due to lower Gross profit, partially offset by lower Operating expenses.

Year to date 2023 compared to Year to date 2022

Total Net sales for EVM decreased $384 million or 19.0% compared to the prior year primarily due to lower sales of mobile computing products largely attributed to fewer large order deployments and an overall moderation of demand for our core products as distributors reset inventory levels, which were partially offset by higher sales of data capture products, contributions from our recent acquisitions, and higher sales of services and software. Current year Net sales included the benefit of targeted list price increases, substantially offset by the negative effects of foreign currency changes. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales decline was 18.1%.

Gross margin decreased to 46.7% in the current year compared to 46.8% for the prior year. The negative impact of foreign currency changes, volume deleveraging, and inventory-related charges were substantially offset by favorable business mix and pricing, and lower premium freight and component part costs.

Operating income for the current year decreased by 32.4% compared to the prior year primarily due to lower Gross profit, partially offset by lower Operating expenses.

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

	Six Months Ended
Cash flow (used in) provided by:	July 1, 2023	July 2, 2022	$ Change
Operating activities	$(110)	$154	$(264)
Investing activities	(35)	(912)	877
Financing activities	97	518	(421)
Effect of exchange rates on cash balances	(1)	(6)	5
Net decrease in cash and cash equivalents, including restricted cash	$(49)	$(246)	$197

The change in our cash and cash equivalents balance during the six months ended July 1, 2023 compared to the prior year is reflective of the following:

•$264 million of operating activities primarily due to higher cash payments for inventory purchases, income taxes, the Settlement, and interest, partially offset by favorability in the timing of customer collections and lower employee incentive compensation payments.

•$877 million of investing activities primarily due to cash payments for the acquisition of Matrox in the prior year.

•$421 million of financing activities primarily due to increased borrowings in the prior year as a result of the Company refinancing its long-term credit facilities, partially offset by lower common stock repurchases in the current year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	July 1, 2023	December 31, 2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	388	50
Receivables Financing Facilities	144	254
Total debt	$2,216	$2,032
Less: Debt issuance costs	(4)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(166)	(214)
Total long-term debt	$2,042	$1,809

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, as it did in the first quarter of 2023, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 1, 2023, the Term Loan A interest rate was 6.20%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 1, 2023, the Company had letters of credit totaling $9 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,491 million. As of July 1, 2023, the Revolving Credit Facility had an average interest rate of 6.15%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its Receivables Financing Facilities as secured borrowings. The Company’s first Receivables Financing Facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second Receivable Financing Facility allows for borrowings of up to $100 million and matures on May 13, 2024. During the second quarter of 2023, the Company amended the second Receivables Financing Facility to extend the maturity, but otherwise did not substantially change the terms of the facility.

As of July 1, 2023, the Company’s Consolidated Balance Sheets included $621 million of receivables that were pledged under the two Receivables Financing Facilities. As of July 1, 2023, $144 million had been borrowed and was classified as current. Borrowings under the Receivables Financing Facilities bear interest at a variable rate plus an applicable margin. As of July 1, 2023, the Receivables Financing Facilities had an average interest rate of 6.50%. Interest is paid monthly on these borrowings.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company transfers certain receivables to banks without recourse as part of its credit and cash management activities. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

As of July 1, 2023 and December 31, 2022, there were a total of $54 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $103 million and $130 million of obligations that were not yet remitted to banks as of July 1, 2023 and December 31, 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

In May 2022, the Company refinanced its long-term credit facilities by entering into its third amendment to the Amended and Restated Credit Agreement, which increased the Company’s borrowing under Term Loan A from $875 million to $1.75 billion and the Company’s borrowing capacity under the Revolving Credit Facility from $1 billion to $1.5 billion, extended the maturities of the facilities to May 25, 2027, and replaced LIBOR with SOFR as the benchmark reference rate.

See Note 17, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first six months of 2023, the Company repurchased 194,319 shares of common stock for approximately $52 million. As of July 1, 2023, the Company has cumulatively repurchased 3,517,602 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $893 million.

Significant Customers

End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Six Months Ended
	July 1, 2023			July 2, 2022
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	18.3%	32.4%	50.7%	15.7%	29.9%	45.6%

These customers accounted for 48.1% of accounts receivable as of July 1, 2023. No other customer accounted for more than 10% of total Net sales during the period ended July 1, 2023.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales growth (decline), AIT Organic Net sales growth (decline), and EVM Organic Net sales growth (decline) – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended July 1, 2023. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of July 1, 2023. Based on this assessment and those criteria, our management believes that, as of July 1, 2023, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended July 1, 2023, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2022, other than as described below:

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

While we have experienced and expect to continue to experience these types of threats and incidents, there have been no material incidents incurred to-date at the Company. If our core business operations, or that of one of our third-party service providers, were to be breached, this could affect the confidentiality, integrity, and availability of our systems and data. Any failure on the part of us or our third-party service providers to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and proprietary information, could result in: business disruption; damage to our reputation; financial obligations to third parties; fines, penalties, regulatory proceedings; private litigation with potentially large costs; deterioration in our suppliers’, distributors’, and customers’ confidence in us; as well as other competitive disadvantages. Such failures to maintain the security of data could have a material adverse effect on our business, financial condition, and results of operations. While we continue to perform security due diligence, there is always the possibility of a significant breach. In addition, any failure on the part of one of our contract manufacturers, distributors or resellers to maintain the security of its systems or data, including via the penetration of their network security or ransomware, could result in business disruption to us and damage to our reputation.

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

Third-party dealers, distributors or resellers could also face additional costs or credit concerns resulting from an uncertain economic environment that would cause such parties to reduce purchases of our products, thereby causing a negative impact on our financial results. Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors, or resellers and we are unable to successfully transition end-customers to purchase our products and solutions from other third-parties or from us directly, it may cause, and in some cases, has caused, a negative impact on our financial results.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole source suppliers. Any disruption to our suppliers or significant increase in the price of supplies, inclusive of transportation costs, or change in customer demand could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers, and our ability to deliver products, services and software to our customers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our products, solutions or services increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. At times we have and may continue to execute multi-year purchase commitments with suppliers that contain minimum spend thresholds, which we are obligated to fulfill even if customer demand declines, and may require that we purchase inventory that exceeds our forecasted demand. In addition, volatility in customer demand, product availability, and costs to transport products, may result in increased operating input costs, elevated inventory levels, as well as inventory-related losses. Also, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.

Economic conditions and financial market disruptions may adversely affect our business and results of operations. Adverse economic conditions or reduced and/or changes in the timing and amount of information technology spending may negatively impact our business. General disruption of financial markets and a related general economic downturn or uncertainty could adversely affect our business and financial condition through a reduction in demand for our products, solutions or services by our customers. If a slowdown were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions have been and may be necessary in the future resulting in restructuring charges as well as changes in staffing levels which may strain our resources. A tightening of financial credit or increase in the cost of borrowing could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. An economic downturn could also result in a decrease in or cancellation of orders for our products, solutions and services; negatively impacting the ability to collect accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence. Higher volatility and fluctuations in foreign exchange rates for the U.S. Dollar against currencies such as the Euro, British Pound Sterling and Czech Koruna could negatively impact product sales, margins, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended July 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 2, 2023 - April 29, 2023	—	$—	—	$930
April 30, 2023 - May 27, 2023	138,508	270.73	138,508	893
May 28, 2023 - July 1, 2023	—	—	—	893
Total	138,508	$270.73	138,508	$893

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of July 1, 2023, the Company has cumulatively repurchased 3,517,602 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $893 million.

Item 5.	Other Information
None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.

Item 6.	Exhibits

10.1	Form of 2023 performance-vested restricted stock unit agreement for all employees (including the CEO)

10.2	Form of 2023 time-restricted stock unit agreement for all employees (including the CEO)

10.3	Form of 2023 stock-settled stock appreciation rights agreement for all employees (including the CEO)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended July 1, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 1, 2023	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: August 1, 2023	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer