Form 10-Q
period 2023-09-30
ZEBRA TECHNOLOGIES CORP
filed 2023-10-31
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 24, 2023, there were 51,359,604 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61	$105
Accounts receivable, net of allowances for doubtful accounts of $1 each as of September 30, 2023 and December 31, 2022	538	768
Inventories, net	848	860
Income tax receivable	43	26
Prepaid expenses and other current assets	162	124
Total Current assets	1,652	1,883
Property, plant and equipment, net	302	278
Right-of-use lease assets	165	156
Goodwill	3,893	3,899
Other intangibles, net	552	630
Deferred income taxes	438	407
Other long-term assets	329	276
Total Assets	$7,331	$7,529
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$152	$214
Accounts payable	433	811
Accrued liabilities	528	744
Deferred revenue	428	425
Income taxes payable	21	138
Total Current liabilities	1,562	2,332
Long-term debt	2,121	1,809
Long-term lease liabilities	150	139
Deferred income taxes	75	75
Long-term deferred revenue	318	333
Other long-term liabilities	92	108
Total Liabilities	4,318	4,796
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	599	561
Treasury stock at cost, 20,792,573 and 20,700,357 shares as of September 30, 2023 and December 31, 2022, respectively	(1,858)	(1,799)
Retained earnings	4,315	4,036
Accumulated other comprehensive loss	(44)	(66)
Total Stockholders’ Equity	3,013	2,733
Total Liabilities and Stockholders’ Equity	$7,331	$7,529
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
Tangible products	$729	$1,164	$2,885	$3,630
Services and software	227	214	690	648
Total Net sales	956	1,378	3,575	4,278
Cost of sales:
Tangible products	419	632	1,559	1,998
Services and software	110	118	341	341
Total Cost of sales	529	750	1,900	2,339
Gross profit	427	628	1,675	1,939
Operating expenses:
Selling and marketing	138	149	445	452
Research and development	127	143	403	428
General and administrative	88	92	256	288
Settlement and related costs	—	—	—	372
Amortization of intangible assets	26	39	78	107
Acquisition and integration costs	2	1	4	19
Exit and restructuring costs	58	2	82	4
Total Operating expenses	439	426	1,268	1,670
Operating (loss) income	(12)	202	407	269
Other income (loss), net:
Foreign exchange gain	6	—	2	5
Interest (expense) income, net	(16)	21	(69)	48
Other expense, net	(2)	(1)	(8)	(3)
Total Other (expense) income, net	(12)	20	(75)	50
(Loss) income before income tax	(24)	222	332	319
Income tax (benefit) expense	(9)	52	53	42
Net (loss) income	$(15)	$170	$279	$277
Basic (loss) earnings per share	$(0.28)	$3.28	$5.44	$5.29
Diluted (loss) earnings per share	$(0.28)	$3.26	$5.40	$5.25
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net (loss) income	$(15)	$170	$279	$277
Other comprehensive income (loss), net of tax:
Changes in unrealized gains on anticipated sales hedging transactions	23	(1)	24	11
Foreign currency translation adjustment	(7)	(5)	(2)	(16)
Comprehensive income	$1	$164	$301	$272
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	29,784	—	5	—	—	—	5
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(504)	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	—	18
Repurchase of common stock	(55,811)	—	—	(15)	—	—	(15)
Net income	—	—	—	—	150	—	150
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at April 1, 2023	51,424,969	$1	$584	$(1,814)	$4,186	$(66)	$2,891
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	75,271	—	(6)	1	—	—	(5)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(28,795)	—	—	(9)	—	—	(9)
Share-based compensation	—	—	2	—	—	—	2
Repurchase of common stock	(138,508)	—	—	(37)	—	—	(37)
Net income	—	—	—	—	144	—	144
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at July 1, 2023	51,332,937	$1	$580	$(1,859)	$4,330	$(60)	$2,992
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	26,506	—	—	1	—	—	1
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(159)	—	—	—	—	—	—
Share-based compensation	—	—	19	—	—	—	19
Net loss	—	—	—	—	(15)	—	(15)
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	23	23
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Balance at September 30, 2023	51,359,284	$1	$599	$(1,858)	$4,315	$(44)	$3,013

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,082	—	8	(2)	—	—	6
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(1,639)	—	—	(1)	—	—	(1)
Share-based compensation	—	—	17	—	—	—	17
Repurchase of common stock	(648,875)	—	—	(305)	—	—	(305)
Net income	—	—	—	—	205	—	205
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at April 2, 2022	52,784,843	$1	$487	$(1,331)	$3,778	$(29)	$2,906
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	70,821	—	—	1	—	—	1
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(56,431)	—	—	(22)	—	—	(22)
Share-based compensation	—	—	25	—	—	—	25
Repurchase of common stock	(844,239)	—	—	(300)	—	—	(300)
Net loss	—	—	—	—	(98)	—	(98)
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at July 2, 2022	51,954,994	$1	$512	$(1,652)	$3,680	$(28)	$2,513
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	20,587	—	2	—	—	—	2
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(159)	—	—	—	—	—	—
Share-based compensation	—	—	28	—	—	—	28
Repurchase of common stock	(159,763)	—	—	(50)	—	—	(50)
Net income	—	—	—	—	170	—	170
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at October 1, 2022	51,815,659	$1	$542	$(1,702)	$3,850	$(34)	$2,657

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$279	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	158
Share-based compensation	39	70
Deferred income taxes	(35)	(115)
Unrealized gain on forward interest rate swaps	(14)	(92)
Other, net	3	4
Changes in operating assets and liabilities:
Accounts receivable, net	228	(58)
Inventories, net	7	(293)
Other assets	(25)	(68)
Accounts payable	(402)	127
Accrued liabilities	(79)	(101)
Deferred revenue	(12)	27
Income taxes	(134)	3
Settlement liability	(135)	270
Other operating activities	3	12
Net cash (used in) provided by operating activities	(145)	221
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(878)
Purchases of property, plant and equipment	(48)	(51)
Purchases of long-term investments	(1)	(12)
Net cash used in investing activities	(49)	(941)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	—	(8)
Payments of long-term debt	(221)	(210)
Proceeds from issuance of long-term debt	469	1,385
Payments for repurchases of common stock	(52)	(655)
Net proceeds related to share-based compensation plans	(8)	(14)
Change in unremitted cash collections from servicing factored receivables	(48)	(28)
Net cash provided by financing activities	140	470
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2)	(2)
Net decrease in cash and cash equivalents, including restricted cash	(56)	(252)
Cash and cash equivalents, including restricted cash, at beginning of period	117	344
Cash and cash equivalents, including restricted cash, at end of period	$61	$92
Less restricted cash, included in Prepaid expenses and other current assets	—	(11)
Cash and cash equivalents at end of period	$61	$81
Supplemental disclosures of cash flow information:
Income taxes paid	$227	$152
Interest paid	$80	$34
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of September 30, 2023, the Consolidated Statements of Operations, Comprehensive Income (Loss) and Stockholders’ Equity for the three and nine months ended September 30, 2023 and October 1, 2022, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and October 1, 2022. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2023.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	September 30, 2023			October 1, 2022
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$295	$29	$324	$414	$28	$442
EVM	434	198	632	750	186	936
Total	$729	$227	$956	$1,164	$214	$1,378

	Nine Months Ended
	September 30, 2023			October 1, 2022
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$1,222	$83	$1,305	$1,238	$82	$1,320
EVM	1,663	607	2,270	2,392	566	2,958
Total	$2,885	$690	$3,575	$3,630	$648	$4,278

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to repair and support services, as well as software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,094 million and $1,105 million, inclusive of deferred revenue, as of September 30, 2023 and December 31, 2022, respectively. On average, remaining performance obligations as of September 30, 2023 and December 31, 2022 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $14 million and $16 million as of September 30, 2023 and December 31, 2022, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact of the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and nine months ended September 30, 2023 and October 1, 2022, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $746 million and $758 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized $100 million and $349 million in revenue, which was previously included in the beginning balance of deferred revenue as of

December 31, 2022. During the three and nine months ended October 1, 2022, the Company recognized $92 million and $329 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2021.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	September 30, 2023	December 31, 2022
Raw materials (1)	$412	$369
Work in process	5	4
Finished goods	431	487
Total Inventories, net (2)	$848	$860

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.
(2) Categories of inventories for the period ended December 31, 2022 include reclassifications to conform the presentation of the prior period to the current period.

Note 5 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $113 million as of both September 30, 2023 and December 31, 2022.

The Company paid $1 million and $12 million for the purchase of long-term investments during the nine months ended September 30, 2023 and October 1, 2022, respectively. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations. There were no net gains or losses during the three months ended September 30, 2023. The Company recognized net losses of $1 million during the nine months ended September 30, 2023. The Company did not recognize any net gains or losses during the three and nine months ended October 1, 2022.

Note 6 Exit and Restructuring Costs
In the second quarter, the Company expanded the scope of the 2022 Productivity Plan and also initiated a voluntary retirement plan (“VRP”) applicable to retirement-eligible U.S. employees. Employees who participate in the VRP have agreed to retire in 2023 in exchange for cash severance and other benefits. The total cost of these programs, which primarily relate to employee severance and other benefits, is expected to be at least $105 million.

Total charges associated with these programs, classified within Exit and restructuring on the Consolidated Statements of Operations, were $94 million to date, including $58 million and $82 million recorded for the three and nine months ended September 30, 2023, respectively. The actions under both programs are expected to be substantially completed by the end of 2023. The Company’s remaining payment obligations of $54 million, primarily related to the VRP are reflected within Accrued liabilities on the Consolidated Balance Sheets. These obligations are expected to be settled by the first quarter of 2024.

The Company’s liability associated with Exit and restructuring was:

Balance as of December 31, 2022	$9
Exit and restructuring charges	82
Non-cash utilization	(6)
Cash payments	(31)
Balance as of September 30, 2023	$54

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
The Company’s financial assets and liabilities carried at fair value as of September 30, 2023, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$17	$—	$18
Forward interest rate swap contracts (2)	—	127	—	127
Investments related to the deferred compensation plan	37	—	—	37
Total Assets at fair value	$38	$144	$—	$182
Liabilities:
Forward interest rate swap contracts (2)	$—	$41	$—	$41
Liabilities related to the deferred compensation plan	37	—	—	37
Total Liabilities at fair value	$37	$41	$—	$78
The Company’s financial assets and liabilities carried at fair value as of December 31, 2022, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$72	$—	$72
Investments related to the deferred compensation plan	35	—	—	35
Total Assets at fair value	$35	$72	$—	$107
Liabilities:
Foreign exchange contracts (1)	$5	$14	$—	$19
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$40	$14	$—	$54

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.
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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	September 30, 2023	December 31, 2022
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$17	$—
Foreign exchange contracts	Accrued liabilities	—	(14)
Total derivative instruments designated as hedges		$17	$(14)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$—
Forward interest rate swaps	Prepaid expenses and other current assets	41	25
Forward interest rate swaps	Other long-term assets	86	47
Foreign exchange contracts	Accrued liabilities	—	(5)
Forward interest rate swaps	Accrued liabilities	(15)	—
Forward interest rate swaps	Other long-term liabilities	(26)	—
Total derivative instruments not designated as hedges		$87	$67
Total net derivative asset		$104	$53
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$1	$9	$(3)	$17
Forward interest rate swaps	Interest income, net	23	39	34	84
Total net gain recognized in income		$24	$48	$31	$101

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been increased by $1 million and $4 million as of September 30, 2023 and December 31, 2022, respectively.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $6 million of losses and $29 million of gains for the three months ended September 30, 2023 and October 1, 2022, respectively. Realized amounts reclassified to Net sales were $16 million of losses and $72 million of gains for the nine months ended September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023 and December 31, 2022, the notional amounts of the Company’s foreign exchange cash flow hedges were €597 million and €549 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	September 30, 2023		December 31, 2022
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£7		£11
Euro/U.S. Dollar		€96		€191
Euro/Czech Koruna		€17		€15
Japanese Yen/U.S. Dollar		¥265		¥—
Singapore Dollar/U.S. Dollar	S$	6	S$	5
Mexican Peso/U.S. Dollar	Mex$	149	Mex$	372
Polish Zloty/U.S. Dollar	zł	94	zł	47
Net fair value of assets (liabilities) of outstanding contracts		$1		$(5)

Interest Rate Risk Management
The Company’s debt consists of borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. As a result, the Company is exposed to market risk associated with the variable interest rate payments on these borrowings. See Note 9, Long-Term Debt for further details related to these borrowings.

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

In the second quarter, the Company entered into new interest rate swap agreements that contain a total notional amount of $400 million to lock into a variable interest rate base designed to offset a portion of the Company’s existing swap agreements. These agreements are subject to monthly cash settlements effective through October 2027. At the same time, the Company entered into additional new interest rate swap agreements that contain a total notional amount of $400 million to lock into a fixed SOFR interest rate base, which are subject to monthly cash settlements effective through June 2030. As a result of these transactions, the Company maintained fixed interest rates on a total notional amount of $800 million through October 2027 and a total notional amount of $400 million through June 2030. There was no cash settlement, or significant impact on the Consolidated Statement of Operations, as a result of these transactions.

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	September 30, 2023	December 31, 2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	477	50
Receivables Financing Facilities	119	254
Total debt	$2,280	$2,032
Less: Debt issuance costs	(3)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(152)	(214)
Total long-term debt	$2,121	$1,809

As of September 30, 2023, the future maturities of debt are as follows (in millions):

2023 (3 months remaining)	$—
2024	162
2025	66
2026	88
2027	1,964
Total future maturities of debt	$2,280
All borrowings as of September 30, 2023 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion and $2.0 billion as of September 30, 2023 and December 31, 2022, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, as it did in the first quarter of 2023, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 30, 2023, the Term Loan A interest rate was 6.67%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of September 30, 2023, the Company had letters of credit totaling $11 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,489 million. As of September 30, 2023, the Revolving Credit Facility had an average interest rate of 6.65%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its facilities as secured borrowings. The Company’s first facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second facility allows for borrowings of up to $100 million and matures on May 13, 2024.

As of September 30, 2023, the Company’s Consolidated Balance Sheets included $530 million of gross receivables that were pledged under the facilities. As of September 30, 2023, $119 million had been borrowed and was classified as current. Borrowings under the facilities bear interest at a variable rate plus an applicable margin. As of September 30, 2023, the facilities had an average interest rate of 6.80%. Interest is paid monthly on these borrowings.

Each of the Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 8, Derivative Instruments for further information.

As of September 30, 2023, the Company was in compliance with all debt covenants.

Note 10 Leases

During the nine months ended September 30, 2023, the Company recorded an additional $41 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the commencement of a new office facility lease as well as contract modifications that extend existing lease terms.

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows (in millions):

2023 (3 months remaining)	$12
2024	48
2025	38
2026	32
2027	26
Thereafter	77
Total future minimum lease payments	$233
Less: Interest	(45)
Present value of lease liabilities	$188

Reported as of September 30, 2023:
Current portion of lease liabilities	$38
Long-term lease liabilities	150
Present value of lease liabilities	$188

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	September 30, 2023	December 31, 2022
Settlement	$90	$180
Payroll and benefits	84	90
Unremitted cash collections due to banks on factored accounts receivable	82	130
Exit and restructuring	54	9
Customer rebates	38	55
Current portion of lease liabilities	38	37
Incentive compensation	31	100
Warranty	25	26
Freight and duty	10	19
Foreign exchange contracts	—	19
Other	76	79
Accrued liabilities	$528	$744

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Balance at the beginning of the period	$26	$26
Warranty expense	21	23
Warranties fulfilled	(22)	(22)
Balance at the end of the period	$25	$27

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

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. The payment terms under the Settlement consist of 8 quarterly payments of $45 million that began in the second quarter of 2022. The remaining 2 quarterly amounts will be paid by the first quarter of 2024 and are included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 37.5% benefit and 16.0% expense, respectively, compared to 23.4% and 13.2% for the three and nine months ended October 1, 2022, respectively. For the three and nine months ended September 30, 2023, the variance from the 21% federal statutory rate was primarily due to a discrete tax benefit from the VRP, U.S. tax credits, and the favorable impacts of foreign earnings subject to U.S. taxation. For the three months ended October 1, 2022, the variance from the 21% federal statutory rate was primarily attributable to unfavorable impacts from return to provision adjustments. For the nine months ended October 1, 2022, the variance from the 21% federal statutory rate was primarily attributable to a discrete tax benefit resulting from the Settlement and related costs recorded in the second quarter, lower tax rates on foreign earnings, and U.S. tax credits.

Note 13 (Loss) Earnings Per Share

Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of diluted common shares outstanding. Diluted common shares outstanding is computed using the Treasury Stock method and, in periods of income, reflects the additional shares that would be outstanding if dilutive share-based compensation awards were converted into common shares during the period.

(Loss) earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic:
Net (loss) income	$(15)	$170	$279	$277
Weighted-average shares outstanding (1)	51,336,645	51,834,236	51,380,876	52,387,838
Basic (loss) earnings per share	$(0.28)	$3.28	$5.44	$5.29

Diluted:
Net (loss) income	$(15)	$170	$279	$277
Weighted-average shares outstanding (1)	51,336,645	51,834,236	51,380,876	52,387,838
Dilutive shares (2)	—	323,616	336,855	368,793
Diluted weighted-average shares outstanding	51,336,645	52,157,852	51,717,731	52,756,631
Diluted (loss) earnings per share	$(0.28)	$3.26	$5.40	$5.25

(1) In periods of a net loss, restricted stock and performance share awards, which are participating securities, are excluded from weighted-average shares outstanding.
(2) In periods of net loss, all unvested share-based awards were anti-dilutive and therefore excluded from diluted shares.

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 446,331 and 250,025 shares that were anti-dilutive for the three and nine months ended September 30, 2023, respectively. There were 195,922 and 169,810 shares that were anti-dilutive for the three and nine months ended October 1, 2022, respectively.

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

The changes in each component of AOCI during the nine months ended September 30, 2023 and October 1, 2022 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	86	(16)	70
Amounts reclassified from AOCI(1)	(72)	—	(72)
Tax effect	(3)	—	(3)
Other comprehensive income (loss), net of tax	11	(16)	(5)
Balance at October 1, 2022	$29	$(63)	$(34)

Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive income (loss) before reclassifications	16	(2)	14
Amounts reclassified from AOCI(1)	16	—	16
Tax effect	(8)	—	(8)
Other comprehensive income (loss), net of tax	24	(2)	22
Balance at September 30, 2023	$13	$(57)	$(44)
(1) See Note 8, Derivative Instruments regarding the timing of reclassifications to operating results.

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

The Company has two Receivables Factoring arrangements. One arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. In the current quarter, the Company amended its second arrangement to allow the factoring of uncollected receivables originated from the Europe, Middle East, and Africa (“EMEA”) region from up to $25 million to $50 million. Otherwise, the amendment did not substantially change the terms of the arrangement.

The Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $0 million and $12 million as of September 30, 2023 and December 31, 2022, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the nine months ended September 30, 2023 and October 1, 2022, the Company received cash proceeds of $1,077 million and $1,135 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of September 30, 2023 and December 31, 2022, there were a total of $72 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $82 million and $130 million of obligations that were not yet remitted to banks as of September 30, 2023 and December 31, 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
AIT	$324	$442	$1,305	$1,320
EVM	632	936	2,270	2,958
Total Net sales	$956	$1,378	$3,575	$4,278
Operating income (loss):
AIT(2)	$44	$85	$287	$235
EVM(2)	30	159	285	536
Total segment operating income	74	244	572	771
Corporate (1)	(86)	(42)	(165)	(502)
Total Operating (loss) income	$(12)	$202	$407	$269

(1)To the extent applicable, amounts included in Corporate consist of business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in the prior year).

(2)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The amounts of depreciation and share-based compensation expense are proportionate to each segment’s Net sales.

Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
North America	$517	$690	$1,884	$2,103
EMEA	269	456	1,086	1,477
Asia-Pacific	106	158	382	459
Latin America	64	74	223	239
Total Net sales	$956	$1,378	$3,575	$4,278

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Third Quarter 2023 Financial Summary and Other Recent Developments

•Net sales were $956 million in the current quarter compared to $1,378 million in the prior year.
•Operating loss was $12 million in the current quarter compared to operating income of $202 million in the prior year.
•Net loss was $15 million, or $(0.28) per diluted share in the current quarter, compared to net income of $170 million, or $3.26 per diluted share in the prior year.
•Net cash used in operating activities was $145 million in the current year compared to net cash provided by operating activities of $221 million in the prior year.

As anticipated, our current quarter results reflect a broad-based moderation of demand across our core product offerings. Demand declines were most pronounced in our mobile computing and printing businesses within our EVM and AIT segments, respectively, as we believe many of our customers are absorbing significant capacity built-out over recent years, while also experiencing tighter capital spending budgets. This, coupled with a general trend of distributors reducing inventory levels, has negatively impacted our current year results. We expect these trends to continue into 2024. We are partially mitigating the financial impacts of operating headwinds through a combination of targeted list price increases and operating cost management. As our overall supply chain continues to recover, with improvements in both component part availability and costs of transportation, our ability to meet customer demand has improved compared to the prior year.

As a result of the impacts on our business discussed above, the Company expanded the scope of its 2022 Productivity Plan and initiated a U.S. employee voluntary retirement plan (“VRP”) during the second quarter. The total cost of these programs, consisting primarily of employee severance and other benefits, is expected to be at least $105 million with $94 million incurred to date, including $58 million and $82 million recorded for the three and nine months ended September 30, 2023, respectively. All such costs are classified within Exit and restructuring on the Consolidated Statements of Operations. The actions under these programs are expected to be substantially completed by the end of 2023 with the related obligations substantially settled by the first quarter of 2024. The programs are expected to impact greater than 7% of our global employee base and are estimated to result in annualized net cost savings, primarily within Operating expenses, of approximately $100 million.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales:
Tangible products	$729	$1,164	$(435)	(37.4)%	$2,885	$3,630	$(745)	(20.5)%
Services and software	227	214	13	6.1%	690	648	42	6.5%
Total Net sales	956	1,378	(422)	(30.6)%	3,575	4,278	(703)	(16.4)%
Gross profit	427	628	(201)	(32.0)%	1,675	1,939	(264)	(13.6)%
Gross margin	44.7%	45.6%		(90) bps	46.9%	45.3%		160 bps
Operating expenses	439	426	13	3.1%	1,268	1,670	(402)	(24.1)%
Operating (loss) income	$(12)	$202	$(214)	(105.9)%	$407	$269	$138	51.3%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
North America	$517	$690	$(173)	(25.1)%	$1,884	$2,103	$(219)	(10.4)%
EMEA	269	456	(187)	(41.0)%	1,086	1,477	(391)	(26.5)%
Asia-Pacific	106	158	(52)	(32.9)%	382	459	(77)	(16.8)%
Latin America	64	74	(10)	(13.5)%	223	239	(16)	(6.7)%
Total Net sales	$956	$1,378	$(422)	(30.6)%	$3,575	$4,278	$(703)	(16.4)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	As a % of Net sales		September 30, 2023	October 1, 2022	As a % of Net sales
			2023	2022			2023	2022
Selling and marketing	$138	$149	14.4%	10.8%	$445	$452	12.4%	10.6%
Research and development	127	143	13.3%	10.4%	403	428	11.3%	10.0%
General and administrative	88	92	9.2%	6.7%	256	288	7.2%	6.7%
Settlement and related costs	—	—	NM	NM	—	372	NM	NM
Amortization of intangible assets	26	39	NM	NM	78	107	NM	NM
Acquisition and integration costs	2	1	NM	NM	4	19	NM	NM
Exit and restructuring costs	58	2	NM	NM	82	4	NM	NM
Total Operating expenses	$439	$426	45.9%	30.9%	$1,268	$1,670	35.5%	39.0%

Consolidated Organic Net sales decline:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Reported GAAP Consolidated Net sales decline	(30.6)%	(16.4)%
Adjustments:
Impact of foreign currency translations (1)	1.0%	2.0%
Impact of acquisitions (2)	—%	(0.7)%
Consolidated Organic Net sales decline (3)	(29.6)%	(15.1)%

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

(2)For purposes of computing Consolidated Organic Net sales decline, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)Consolidated Organic Net sales decline is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2023 compared to third quarter 2022

Total Net sales decreased $422 million or 30.6% compared to the prior year reflecting declines in both of our segments resulting from a broad-based moderation of demand for our core products as well as a reduction of inventory levels at our distribution customers. Current year Net sales of both segments included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Prior year EVM Net sales were negatively impacted by supply chain bottlenecks associated with our North America distribution center transition. Excluding the effects of currency changes, the decrease in Consolidated Organic Net sales was 29.6%.

Gross margin decreased to 44.7% for the current year compared to 45.6% for the prior year. As compared to the prior year, Gross margin was higher in our AIT segment and lower in our EVM segment. Both segments, particularly AIT, benefited from lower premium freight and component part costs compared to the prior year, which were more than offset by volume deleveraging.

Operating expenses for the quarters ended September 30, 2023 and October 1, 2022 were $439 million and $426 million, or 45.9% and 30.9% of Net sales, respectively. Current year Operating expenses were higher than the prior year primarily due to higher Exit and restructuring costs, partially offset by lower employee incentive compensation, Amortization of intangible assets, and cost efficiencies attributed to our Exit and restructuring actions. The increase as a percentage of Net sales over the prior year also reflects the impact of expense deleveraging.

Operating loss was $12 million for the current year compared to $202 million of income in the prior year. The decrease was primarily due to lower Gross profit.

Net income decreased compared to the prior year primarily due to lower Operating income, as described above, as well as higher Other (expense), net. Other (expense) income, net was an expense of $12 million in the current year, compared to income of $20 million in the prior year. The increase was primarily due to higher interest expense associated with higher interest rates and average outstanding debt levels as well as lower interest rate swap gains in the current year.

The Company’s effective tax rates for the three months ended September 30, 2023 and October 1, 2022 were a 37.5% benefit and 23.4% expense, respectively. The change in the effective tax rate includes the impact of the discrete tax benefit recorded in the current year related to the VRP.

Diluted earnings per share decreased to $(0.28) as compared to $3.26 in the prior year due to lower Net income, partially offset by lower average shares outstanding.

Year to date 2023 compared to Year to date 2022

Total Net sales decreased $703 million or 16.4% compared to the prior year reflecting declines in both of our segments resulting from a broad-based moderation of demand for our core products as well as a reduction of inventory levels at our distribution customers. Current year Net sales of both segments included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Prior year Net sales of both segments were negatively impacted by supply chain bottlenecks. Excluding the effects of currency changes and acquisitions, the decrease in Consolidated Organic Net sales was 15.1%.

Gross margin increased to 46.9% for the current year compared to 45.3% for the prior year. As compared to the prior year, Gross margin was significantly higher in our AIT segment, while Gross margin of our EVM segment was modestly lower. Both segments, particularly AIT, benefited from lower premium freight and component part costs compared to the prior year, which were partially offset by volume deleveraging.

Operating expenses for the periods ended September 30, 2023 and October 1, 2022 were $1,268 million and $1,670 million, or 35.5% and 39.0% of Net sales, respectively. Excluding the Settlement charge in the prior year, Operating expenses would have been 30.3% of Net sales. Current year Operating expenses were modestly lower than the prior year, excluding the Settlement charge, primarily due to lower employee incentive compensation, Amortization of intangible assets, and Acquisition and integration costs, partially offset by higher Exit and restructuring costs and the inclusion of operating expenses associated with recently acquired businesses. The increase as a percentage of Net sales over the prior year also reflects the impact of expense deleveraging.

Operating income increased to $407 million for the current year compared to $269 million for the prior year. The increase was primarily due to lower Operating expenses, as the prior period included the $372 million Settlement charge, partially offset by lower Gross profit.

Net income increased compared to the prior year due to higher Operating income, partially offset by higher Other (expense) income, net and income tax expense.

•Other (expense) income, net was an expense of $75 million in the current year, compared to income of $50 million in the prior year. The increase was primarily due to higher interest expense associated with higher interest rates and average outstanding debt levels as well as lower interest rate swap gains in the current year.

•The Company’s effective tax rates for the nine months ended September 30, 2023 and October 1, 2022 were 16.0% and 13.2%, respectively. The change in the effective tax rate compared to the prior year was primarily due to the impact of the discrete benefit recorded in the prior year related to the Settlement.

Diluted earnings per share increased to $5.40 as compared to $5.25 in the prior year due to higher Net income and lower average shares outstanding.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 16, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in the prior year).

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales:
Tangible products	$295	$414	$(119)	(28.7)%	$1,222	$1,238	$(16)	(1.3)%
Services and software	29	28	1	3.6%	83	82	1	1.2%
Total Net sales	324	442	(118)	(26.7)%	1,305	1,320	(15)	(1.1)%
Gross profit	145	193	(48)	(24.9)%	628	557	71	12.7%
Gross margin	44.8%	43.7%		110 bps	48.1%	42.2%		590 bps
Operating expenses	101	108	(7)	(6.5)%	341	322	19	5.9%
Operating income	$44	$85	$(41)	(48.2)%	$287	$235	$52	22.1%

AIT Organic Net sales (decline) growth:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
AIT Reported GAAP Net sales decline	(26.7)%	(1.1)%
Adjustments:
Impact of foreign currency translations (1)	0.9%	2.1%
AIT Organic Net sales (decline) growth (2)	(25.8)%	1.0%

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

(2)AIT Organic Net sales (decline) growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2023 compared to third quarter 2022

Total Net sales for AIT decreased $118 million or 26.7% compared to the prior year primarily due to lower sales of printing products. Current year Net sales included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 25.8%.

Gross margin increased to 44.8% in the current year compared to 43.7% for the prior year primarily due to lower premium freight and component part costs, and price increases, partially offset by unfavorable business mix, volume deleveraging, and the negative impact of foreign currency changes.

Operating income decreased 48.2% in the current year compared to the prior year primarily due to lower Gross profit.

Year to date 2023 compared to Year to date 2022

Total Net sales for AIT decreased $15 million or 1.1% compared to the prior year primarily due to the negative effects of foreign currency changes, partially offset by targeted list price increases, and higher sales of RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 1.0%.

Gross margin increased to 48.1% in the current year compared to 42.2% for the prior year primarily due to lower premium freight and component part costs, and price increases, partially offset by the negative impact of foreign currency changes.

Operating income increased 22.1% in the current year compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales:
Tangible products	$434	$750	$(316)	(42.1)%	$1,663	$2,392	$(729)	(30.5)%
Services and software	198	186	12	6.5%	607	566	41	7.2%
Total Net sales	632	936	(304)	(32.5)%	2,270	2,958	(688)	(23.3)%
Gross profit	282	435	(153)	(35.2)%	1,047	1,382	(335)	(24.2)%
Gross margin	44.6%	46.5%		(190) bps	46.1%	46.7%		(60) bps
Operating expenses	252	276	(24)	(8.7)%	762	846	(84)	(9.9)%
Operating income	$30	$159	$(129)	(81.1)%	$285	$536	$(251)	(46.8)%

EVM Organic Net sales decline:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
EVM Reported GAAP Net sales decline	(32.5)%	(23.3)%
Adjustments:
Impact of foreign currency translations (1)	1.1%	2.0%
Impact of acquisitions (2)	—%	(1.0)%
EVM Organic Net sales decline (3)	(31.4)%	(22.3)%

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

(2)For purposes of computing EVM Organic Net sales decline, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales decline is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2023 compared to third quarter 2022

Total Net sales for EVM decreased $304 million or 32.5% compared to the prior year primarily due to lower sales of mobile computing products (contributing the majority of the total decrease) and data capture products, which were partially offset by higher sales of services and software. Current year Net sales included the benefit of targeted list price increases, substantially offset by the negative effects of foreign currency changes. Excluding the impacts of foreign currency changes, EVM Organic Net sales decline was 31.4%.

Gross margin decreased to 44.6% in the current year compared to 46.5% for the prior year primarily due to volume deleveraging, inventory-related charges, and the negative impact of foreign currency changes, partially offset by price increases, higher service and software margins, and lower premium freight and component part costs.

Operating income for the current year decreased by 81.1% compared to the prior year primarily due to lower Gross profit, partially offset by lower Operating expenses.

Year to date 2023 compared to Year to date 2022

Total Net sales for EVM decreased $688 million or 23.3% compared to the prior year primarily due to lower sales of mobile computing products, which were partially offset by higher sales of services and software, and contributions from our recent acquisitions. Current year Net sales included the benefit of targeted list price increases, substantially offset by the negative effects of foreign currency changes. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales decline was 22.3%.

Gross margin decreased to 46.1% in the current year compared to 46.7% for the prior year primarily due to volume deleveraging, the negative impact of foreign currency changes, and inventory-related charges, partially offset by pricing and favorable business mix, and lower premium freight and component part costs.

Operating income for the current year decreased by 46.8% compared to the prior year primarily due to lower Gross profit, partially offset by lower Operating expenses.

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

	Nine Months Ended
Cash flow (used in) provided by:	September 30, 2023	October 1, 2022	$ Change
Operating activities	$(145)	$221	$(366)
Investing activities	(49)	(941)	892
Financing activities	140	470	(330)
Effect of exchange rates on cash balances	(2)	(2)	—
Net decrease in cash and cash equivalents, including restricted cash	$(56)	$(252)	$196

The change in our cash and cash equivalents balance during the nine months ended September 30, 2023 compared to the prior year is reflective of the following:

•$366 million of operating activities primarily due to higher cash payments for inventory purchases, income taxes, interest, the Settlement, and Exit and restructuring actions, partially offset by favorability in the timing of customer collections and lower employee incentive compensation payments.

•$892 million of investing activities primarily due to cash payments for the acquisition of Matrox in the prior year.

•$330 million of financing activities primarily due to increased borrowings in the prior year as a result of the Company refinancing its long-term credit facilities, partially offset by lower common stock repurchases in the current year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	September 30, 2023	December 31, 2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	477	50
Receivables Financing Facilities	119	254
Total debt	$2,280	$2,032
Less: Debt issuance costs	(3)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(152)	(214)
Total long-term debt	$2,121	$1,809

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

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, as it did in the first quarter of 2023, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 30, 2023, the Term Loan A interest rate was 6.67%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of September 30, 2023, the Company had letters of credit totaling $11 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,489 million. As of September 30, 2023, the Revolving Credit Facility had an average interest rate of 6.65%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its facilities as secured borrowings. The Company’s first facility allows for borrowings of up to $180 million and matures on March 19, 2024. The Company’s second facility allows for borrowings of up to $100 million and matures on May 13, 2024.

As of September 30, 2023, the Company’s Consolidated Balance Sheets included $530 million of gross receivables that were pledged under the facilities. As of September 30, 2023, $119 million had been borrowed and was classified as current. Borrowings under the facilities bear interest at a variable rate plus an applicable margin. As of September 30, 2023, the facilities had an average interest rate of 6.80%. Interest is paid monthly on these borrowings.

See Note 9, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company transfers certain receivables to banks without recourse as part of its credit and cash management activities. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows. The Company has two Receivables Factoring arrangements. One arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. In the current quarter, the Company amended its second arrangement to allow the factoring of uncollected receivables originated from the Europe, Middle East, and Africa (“EMEA”) region from up to $25 million to $50 million. Otherwise, the amendment did not substantially change the terms of the arrangement.

As of September 30, 2023 and December 31, 2022, there were a total of $72 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $82 million and $130 million of obligations that were not yet remitted to banks as of September 30, 2023 and December 31, 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

See Note 15, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first nine months of 2023, the Company repurchased 194,319 shares of common stock for approximately $52 million. As of September 30, 2023, the Company has cumulatively repurchased 3,517,602 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $893 million.

Significant Customers

End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Nine Months Ended
	September 30, 2023			October 1, 2022
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	18%	27%	45%	16%	30%	46%

These customers accounted for 50% of accounts receivable as of September 30, 2023. No other customer accounted for more than 10% of total Net sales during the period ended September 30, 2023.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales decline, AIT Organic Net sales (decline) growth, and EVM Organic Net sales decline – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended September 30, 2023. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 30, 2023. Based on this assessment and those criteria, our management believes that, as of September 30, 2023, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 2, 2023 - July 29, 2023	—	$—	—	$893
July 30, 2023 - August 26, 2023	—	—	—	893
August 27, 2023 - September 30, 2023	—	—	—	893
Total	—	$—	—	$893

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of September 30, 2023, the Company has cumulatively repurchased 3,517,602 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $893 million.

Item 5.	Other Information
None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: October 31, 2023	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: October 31, 2023	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer