Form 10-K
period 2023-12-31
ZEBRA TECHNOLOGIES CORP
filed 2024-02-15
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, July 1, 2023, was $15.0 billion.
As of February 8, 2024, there were 51,381,409 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2024, are incorporated by reference into Part III of this report, as indicated herein. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2023

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2024. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

Item 1.Business

The Company
We are a global leader in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other workflow automation products and services. The Company’s solutions are proven to help our customers and end-users digitize and automate their workflows to achieve their critical business objectives, including improved productivity and operational efficiency, optimized regulatory compliance, and better customer experiences.

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and related software applications. We also provide machine vision and robotics automation solutions; a full range of services, including maintenance, technical support, repair, managed and professional services; as well as cloud-based software subscriptions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We operate in 122 facilities with approximately 9,750 employees worldwide. We provide our products, solutions and services globally through a direct sales force and extensive network of over 10,000 channel partners, operating in approximately 185 countries.

We continue to advance our Enterprise Asset Intelligence (“EAI”) vision: every asset and front-line worker visible, connected, and fully optimized. Through continual innovation, we have expanded beyond the traditional AIDC market to transform activities such as factory production, packages moving through a supply chain, retail shopping, and the hospital patient journey. Data from enterprise assets, including status, condition, location, utilization, and preferences, is analyzed in the cloud to provide prioritized actionable insights. As a result, our solutions enable enterprises to “sense, analyze, and act” more effectively to optimize their activities.

The need to transform workflows is being driven by secular trends in technology, which include the internet of things (“IoT”), cloud-based data analytics, automation, mobility, computer vision, as well as artificial intelligence and machine learning. The IoT enables the real-time exchange of an increasingly broad set of information among a proliferation of smart, connected devices. The continued rapid growth of mobile computing devices and application software are also significantly expanding use cases throughout enterprises and supply chains. With these expanded capabilities, end-users can consume and act upon dynamic enterprise data and information anytime and anywhere. Leveraging artificial intelligence through machine learning can analyze real-time data for increased visibility into workflows and actionable insights. Additionally, computer and machine vision technology, which enables the automatic extraction and understanding of useful information from a digital image or video, provides a key element in many of our solutions.

Acquisitions
Matrox: On June 3, 2022, the Company acquired Matrox Electronic Systems Ltd. (“Matrox”) for $881 million in cash, net of Matrox’s cash on-hand. Matrox is a leading provider of advanced machine vision components and software serving multiple end-markets. Through its acquisition, the Company expanded its machine vision products and software offerings. The operating results of Matrox are included in the EVM segment.

Antuit: On October 7, 2021, the Company acquired Antuit Holdings Pte. Ltd. (“Antuit”) for $145 million in cash, net of cash acquired. Antuit is a provider of demand-sensing and pricing optimization software solutions for retail and consumer products companies. Through this acquisition, the Company expanded its portfolio of software solution offerings to customers in these industries by combining Antuit’s platform with its existing software solutions and EVM products. The operating results of Antuit are included in the EVM segment.

Fetch: On August 9, 2021, the Company acquired Fetch Robotics, Inc. (“Fetch”) for $301 million, which consisted of $290 million in cash paid, net of cash acquired, and the fair value of the Company’s existing minority ownership interest in Fetch of $11 million, as remeasured upon acquisition. Fetch is a provider of autonomous mobile robot solutions for customers who operate in the manufacturing, distribution, and fulfillment industries, enabling customers to optimize workflows through robotic automation. Through this acquisition, the Company expanded its automation solution offerings within these industries. The operating results of Fetch are included within the EVM segment.

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

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.
Operations and Technologies
Our operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”), which includes barcode and card printing, RFID and RTLS offerings, supplies, and services; and Enterprise Visibility & Mobility (“EVM”), which includes mobile computing, data capture, fixed industrial scanning and machine vision, services and workflow optimization solutions.

Asset Intelligence & Tracking
Barcode and Card Printing: We design, manufacture, and sell printers, which produce high-quality labels, wristbands, tickets, receipts, and plastic cards on demand. Our customers use our printers in a wide range of applications, including routing and tracking, patient safety, transaction processing, personal identification, product authentication, ticketing and receipts. These applications require high levels of data accuracy, speed, and reliability.

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

RFID and RTLS Offerings: We provide a range of hardware and software options for capturing location data to satisfy a large variety of requirements for range, accuracy, and precision. Our active and passive RFID products include fixed readers, RFID enabled mobile computers, and RFID sleds that utilize passive ultra-high frequency to provide high-speed, non-line of sight data capture from hundreds or thousands of RFID tags in near real-time. Using the Electronic Product Code (“EPC”) standard, end-users across multiple industries use our RFID technology to track high-value assets, monitor shipments, and drive increased retail sales through improved inventory accuracy. Our location solutions offerings include a range of RTLS and services that generate precise, on-demand information about the physical location and status of high-valued assets, equipment, and people. These solutions incorporate active and passive RFID technologies, beacons, and other tracking technologies to enable users to locate, track, manage, and optimize the utilization of enterprise assets and personnel. We provide substantially all elements of the location solution, including tags, sensors, exciters, middleware software, and application software.

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

Data Capture, Fixed Industrial Scanning, and Machine Vision: We design, manufacture, and sell barcode scanners, industrial machine vision cameras, and fixed industrial scanners. Our portfolio of scanners includes laser scanning and imager products in a variety of form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. Our scanners incorporate a range of technologies including area imagers, linear imagers, and lasers, as well as read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkouts to industrial warehouse optimization to patient management in hospitals. The design of these products reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. In 2021 we introduced fixed industrial scanning and machine vision solutions, and in 2022, we significantly expanded our machine vision solutions through the acquisition of Matrox Imaging. Our fixed industrial scanning products automatically track and trace items that move from production through distribution. Our industrial machine vision platform-independent software, software development kits, smart cameras, vision controllers, frame grabbers, input/output cards, and 3D sensors capture, inspect, assess, and record data from industrial vision systems in factory automation, semiconductor inspection, pharmaceutical packaging, food & beverage, among other use cases. We also provide related software and accessories for these products.

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
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused on improving enterprise workflows
We are focused on the key technology solutions that drive improved enterprise workflows, including mobile computing, barcode and card printing, data capture, RFID, fixed industrial scanning, machine vision, and workflow optimization solutions, along with related software, services, and accessories. Our leadership position enables us to work with and support customers globally, in a variety of industries, who are focused on implementing leading-edge solutions.

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

Our Business Strategies
Leverage our market leadership position and innovation to profitably grow our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of solutions and product innovation and continuing to be a strategic partner to end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including transitions to the 5th generation mobile network (5G) and Android™ operating system in mobile computing and transitions in data capture to technologies involving 2D and 3D imaging and RFID, among others. This includes increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented offerings, including services, supplies, accessories, and software applications. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Advance our Enterprise Asset Intelligence vision
Our EAI vision is for every asset and front-line worker to be connected, visible, and fully optimized. We believe that secular technology trends, particularly in IoT, cloud computing, automation, mobility, and artificial intelligence advance our vision and are transforming our customers’ businesses and our industry, providing us with significant new opportunities to create value for our customers and for the Company. We expect to capitalize on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, by providing end-to-end solutions that integrate these sensors and devices with cloud-based workflows and analytics applications. We plan to continue investing in the development of technologies that will enable intelligent solutions, providing increased visibility into the enterprise, real-time, actionable information, and improved customer experiences. Our solutions will also increasingly include advanced features, functions, and user experiences to drive additional competitive differentiation and elevate our role as a solutions provider.

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

Sustainable business model
Zebra’s ESG priorities of human capital management, resource conservation, and climate align with our strategic focus and corporate values. Initiatives within these priorities are advanced by our cross-functional Sustainability Council, with executive sponsorship and board oversight. Our approach helps to ensure that our business is sustainable over the long term for the benefit of our primary stakeholder groups, including employees, customers, partners, and investors. We are driving a high-performance, inclusive and diverse culture, striving to consistently be the employer of choice in the communities where we work and live. We also focus on waste reduction, circular economy product innovation with certified refurbished devices, eco-packaging and sustainable product design. Additionally, we have science-based targets on carbon emission reductions in Zebra’s operations and throughout our value chain.

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

Data Capture, Fixed Industrial Scanning, and Machine Vision: Competitors that provide a broad portfolio of barcode scanning products and related services that are suitable for most global market applications include Datalogic and Honeywell. We also compete against smaller companies that focus on limited product subsets or specific regions, including Newland and Impinj. Competitors in our fixed industrial scanning and machine vision business include Cognex, SICK, and Keyence.

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

RFID and RTLS Offerings: We compete with numerous companies operating in this market including Impinj, Chainway, Alien, Rodinbell, JADAK, Ubisense, and Invengo.

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

Our Net sales to significant customers as a percentage of the Company’s total Net sales were approximately:

	Year Ended December 31,
	2023	2022	2021
Customer A	18%	21%	22%
Customer B	14%	15%	14%
Customer C	12%	13%	13%

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

Marketing: Our marketing function aligns closely with sales, customer success and product management to market our products and to promote solutions that address the needs of our customers. Marketing is responsible for leading strategic cross-functional practices which benefit the broader organization including pricing, enterprise analytics, customer experience, market sizing, brand strategy and channel strategy. From a more traditional sense, the marketing organization is also comprised of regional marketing teams that interface closely with customers, partners, and sellers; plus teams that support external communications, product marketing, digital marketing, marketing operations, and business intelligence functions.

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
Research and Development
The Company devotes significant resources to developing innovative solutions for our target markets and ensuring that our products, solutions, and services maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2023, 2022 and 2021 were $519 million, $570 million and $567 million, or 11.3%, 9.9% and 10.1% of Net sales, respectively. Worldwide, we have employed approximately 2,800 engineers and innovation and design experts, who along with contractors, are focused on strengthening and broadening our extensive portfolio of products and solutions.

Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2023, the Company owned approximately 1,800 trademark registrations and trademark applications, and approximately 6,800 patents and patent applications, worldwide.

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

Human Capital
As of December 31, 2023, the Company had approximately 9,750 employees globally, with a majority in sales and technical roles. Our employees work in 55 countries with a majority of our employees located outside of the U.S. Some portions of our business, primarily in Europe, China, and India, are subject to labor laws that differ significantly from those in the U.S. In Europe, for example, it is common for a works council to represent employees when discussing matters such as compensation, benefits, restructurings, and layoffs.

The Company is committed to attracting, developing, and retaining talent to enable our strategic vision and purpose. This commitment directly shapes our approach to fostering a culture of inclusion and diversity to drive innovation and enables employees to reach their potential.

We believe that our strong Company culture is a key contributor to our success. In 2023 we refreshed our company values, which are Lead through Innovation; Deliver Excellence with Agility; Think and Act Customer First; Succeed as One; and Make a Positive Impact. Together, we create new ways of working that make everyday life better for organizations, their employees and those they serve. Employee engagement within the Company is consistently high with the most recent measures scoring above relevant benchmarks for technology companies. Furthermore, as recognition of the Company’s strong culture and commitment to its employees, the Company was ranked #66 on Newsweek’s list of Global Most Loved Workplaces, #5 on Fast Company’s list of the Best Workplaces for Innovators, and was Great Place to Work-Certified™ in 2023.

The wellbeing of our employees remains a core focus. We have benefits that demonstrate our commitment, including zDay, (a paid, Company-wide day off for all eligible Zebra employees), summer hours, and Focus Fridays to encourage meeting-free time on Friday afternoons. In 2023 we launched our new Employee Experience Community, where employees from around the globe provide their input to improve people-related programs.

Talent Development

Zebra is committed to creating an environment that fosters continuous learning. We believe that effective career development happens when employees and managers have open discussions regarding their development plans and the best way to use available resources to support their learning and development.

All Zebra employees have access to the Zebra Education Network, an online learning platform, offering a wide variety of learning and development resources. Employees are able to make choices around their development with broad access to learning content and can connect this to their individual development plans. We also offer annual training and certification programs for all employees globally, including mandatory compliance training.

We offer ample employee development opportunities and have expanded these offerings through our Global Learning and Leadership Roadmap (“Roadmap”) in 2023. The Roadmap reflects Zebra’s enterprise-wide development programs and is supplemented through various functional and business unit offerings, focused on functional development needs. The Roadmap invites all employees to participate in their development at any stage of their career. A highlight of our program offerings includes Zebra Foundations, a course designed to help all new employees learn about Zebra, our vision, purpose, culture and values, and understand resources available, all taught through hands-on, gamified learning experiences and interactive presentations. We also offer Zebra’s Leadership Essentials, which is designed specifically for employees new to leading others and fosters their leadership and management skill development. This course focuses on values, team engagement, coaching and feedback, delegation and development, and performance management and innovation.

For more senior management, Zebra offers a series of leadership programs and experiences, designed to advance the development of leaders at critical stages of their careers. Senior leaders in Zebra nominate specific candidates for these leadership programs. We connect nominations for these programs to our annual talent review and succession planning process. Our comprehensive talent review includes the assessment of our future leadership pipeline and skills needed to proactively develop employees for the future. Regular talent discussions are held by Executive Leadership to align on critical planning activities and now include a review of the leadership development alumni and progress of prior participants of our nominated leadership development programs.

Inclusion & Diversity

Our vision is to leverage a diverse workforce where employees can bring their best selves to work and to be an inclusive workspace where all employees are seen, heard, valued, and respected. We believe an inclusive and diverse workforce increases Zebra’s innovation, and drives employee development and engagement. Our current aspirations for diverse representation are to increase the representation of women globally, and ethnic racial minority groups across the total organization. These aspirations also include increased representation for both groups for leadership roles (director level and above). To support these aspirations, we routinely review our progress through inclusion survey scores, ERG engagement, diversity of candidate slates, succession plans, and voluntary turnover, which drive shared accountability across the organization. Additionally, we partner with outreach organizations (Disability:IN, Hispanic Alliance for Career Enhancement (HACE), and Hiring our Heroes (HOH)) to expand our talent acquisition reach to historically underrepresented groups.

We will continue to focus on the development and retention of talent that creates opportunities for progress toward our aspirations. Our Company-wide 4C Framework will also continue to guide our Inclusion & Diversity (I&D) strategy, encouraging all employees to contribute to I&D in ways meaningful to them and their work at Zebra:

•Culture: Advancing culture of belonging through continuous learning.
•Career: Providing insights to inspire curiosity for progress and individual advancement.
•Community: Connecting actions in the community with our philanthropy philosophy.
•Customer: Advancing customer relationships through shared I&D aspirations.

Our focus on I&D continues through the expansion of our Employee Resource Groups (ERGs), now with over 20% employee membership across the globe. With two new ERGs in 2023, we now have nine employee-led ERGs, along with an employee-led sustainability network, that are pivotal to our culture of inclusion and are aligned with our 4C model. All of our ERGs are sponsored by members of our Executive Leadership Team. Our I&D Advisory Council, comprised of Executive Leadership Team members and leaders of our ERGs, oversees our strategy, governance, and progress against aspirations for an inclusive culture and diverse representation at Zebra. We proactively collaborate with our ERG leaders, members, and allies to support and deliver continuous learning, with input provided to refresh our Inclusive Leadership training and Connect through Inclusion Workshops.

Our employees actively participate in volunteering activities, supported through our Zebra Gives programs. In 2023 our employee volunteerism (measured by use of volunteer paid time off) increased by 30% over 2022. Through our community partnerships, our employees leverage their talents and experience to have a positive impact on important community causes and outreach, including advancing STEM education along with our I&D vision. Through partnerships to advance STEM, we sponsor educational events, mentor teams and individuals, and pilot programs to widen Zebra’s future talent pipeline. Our philanthropy focus extends to Healthcare and Disaster Relief where we maintain relationships with key strategic partners.

In addition, we benchmark and learn from a network of organizations through our membership of the Alliance for Global Inclusion, where we also participate in the Alliance Index to inform our internal I&D strategy. In 2023 Zebra received a perfect score of 100 in the Human Rights Campaign Foundation's 2023-2024 Corporate Equality Index, the foremost benchmarking survey and report measuring how U.S.-based companies promote LGBTQ+ workplace equality through corporate policies, benefits, and practices. We intend to continue participating in such indices into 2024 to inform the choices we make on inclusive policies and practices.

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
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. During 2023, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

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

General Business and Industry Risks

The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have expanded operations and customer offerings over the last several years both organically and through acquisitions. This has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

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
•Maintaining and improving information technology infrastructure to support growth and to manage cyber security threats;
•Managing the integration of acquisitions;
•Managing logistical problems common to complex, expansive operations;
•Managing our international operations;
•Managing the cost of labor including any union organizing efforts and our responses to such efforts; and
•Attracting, developing and retaining individuals with the requisite technical expertise to develop new technologies and introduce new products and solutions.

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

The Company may not be able to continue to develop products or solutions to address user needs effectively. To be successful, we must adapt to rapidly changing technological and application needs by continually improving our products and solutions, as well as introducing new products, solutions, and services, to address user demands.

The Company’s industry is impacted by:

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

Risks associated with operations, sales, and purchases include:

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
•Geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could limit or prohibit our ability to transfer certain technologies, to sell our products and solutions, and could result in additional closure of facilities in sanctioned countries (e.g., the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, and changes in China-Taiwan and U.S.-China relations);
•Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•Imposition of burdensome tariffs, quotas, taxes, trade barriers, or capital flow restrictions;
•Restrictions on the export or import of technology may reduce or eliminate the ability to sell in, or purchase from, certain markets;
•Political and economic instability and uncertainty may reduce demand for our products or put our assets at risk;
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

Emerging issues related to the development and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business. Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the company. For example, in 2023 the Biden Administration issued a new, executive order on safe, secure and trustworthy AI and the EU introduced the AI Act to establish rules for providers and users. Emerging regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation, or otherwise materially harm our business.

Cybersecurity incidents could disrupt business operations. New technologies and systems being installed with the intent of advancing capabilities and processing efficiencies may introduce new risks which could outpace the organization's ability to properly identify, assess and address such risks. Further, new business models that rely heavily on global digitization, use of the cloud, big data, mobile and social media expose the organization to even more cyber-attacks. We rely on information technology systems throughout the Company to keep financial records, process orders, manage inventory, coordinate shipments to distributors and customers, maintain confidential and proprietary information, and other technical activities, and operate other critical functions such as internet connectivity, network communications, and email. The Company stores confidential and proprietary information through cloud-based services that are hosted by third parties where we have less influence over security protocols. In addition, our customers may use certain of our products and solutions to transmit and/or process personal data and other sensitive information. Like many companies, we continually strive to meet industry information security standards relevant to our business. We periodically perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection, implement and manage disaster recovery testing, and provide periodic educational sessions to our employees to foster awareness of schemes to access sensitive information. Despite our implementation of a variety of security controls and measures, as well as those of our third-party vendors, there is no assurance that such actions will be sufficient to prevent a cybersecurity incident. Further, as cybercrime and threats continue to rapidly evolve and become increasingly more difficult to detect and defend against, our current security controls and measures may not be effective in preventing cybersecurity incidents and we may not have the capabilities to detect certain vulnerabilities. A cybersecurity incident could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Phishing and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat.

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

Global health crises, such as the COVID-19 pandemic, have had an impact on our supply chain and could have a material impact on our global operations, our customers and our vendors, which could adversely impact our business results and financial condition. Global health crises could have a material impact on our global operations, our employees, our customers and our vendors, which could adversely impact our business results and financial conditions. For example, the continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of our suppliers, customers or vendors. Pandemic conditions could lead to global supply chain challenges, which could adversely impact our ability to procure certain components and could impact our ability to manufacture products and cause delays in delivery of our products and/or solutions to our customers. As new variants of viruses appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our on-site operations and our ability to manufacture, ship or deliver products and solutions to customers. These factors could materially and negatively impact our business results, operations, revenue, growth and overall financial condition.

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

Item 1B.Unresolved Staff Comments
None.

Item 1C.     Cybersecurity

Zebra takes a comprehensive approach to managing cybersecurity risk, starting with the integration of cybersecurity risk into our overall enterprise risk management framework, among other significant risks to the Company.

Board Oversight

Our Board of Directors is responsible for oversight of risks to the Company, and is assisted by the Audit Committee in the oversight of cybersecurity risks. Management updates the Board on at least an annual basis on key cybersecurity activities. In connection with this oversight, the Audit Committee monitors the quality and effectiveness of the Company’s cybersecurity program covering security of its internal information technology systems and its products and solutions as well as our cyber incident response plan and resources. The Audit Committee regularly receives updates from management about prevention, detection, mitigation and remediation of cyber threats, including the overall status of the Company’s cyber security program, results of third-party assessments, and recent cyber threats. In addition, the Audit Committee reviews the Company’s cyber security investment methodology to determine whether cyber maturity improvements and risk reductions are being made.

Management’s Role

Management is responsible for day-to-day cyber risk management activities, including proactively identifying, assessing, prioritizing, managing and mitigating enterprise cybersecurity risks. Our Chief Financial Officer (“CFO”) is the accountable leader in executive management for Zebra’s IT and cybersecurity programs.

The Chief Security Officer (“CSO”) is the senior-most security professional responsible for the implementation of the Company’s cybersecurity, product security, and corporate/physical security programs, and reports to the CFO. The CSO also recommends to the Company’s executive management regarding the Company’s cyber risk mitigation priorities. The Company’s current CSO has served in that role for Zebra since 2018. He is a recognized leader in the field of cyber security with over 14 years of global executive cybersecurity experience.

The Chief Information Officer (“CIO”) is a peer to the CSO, also reporting to the CFO. The CIO and his team are responsible for executing cybersecurity risk mitigation plans. Zebra’s current CIO was appointed to the role in March 2022 and has nearly 20 years of experience in managing IT functions.

The Chief Information Security Officer (“CISO”) reports to the CSO and oversees the Company’s Security Operations Center (“SOC”). The CISO establishes and oversees the execution of prioritized cybersecurity mitigation plans for the Company. Zebra’s current CISO was appointed to the role in June 2018 and has held multiple leadership roles overseeing IT functions during his 14 years with the Company, including driving efforts within the cybersecurity function.

Cybersecurity Risk Management

The underlying controls of our cyber risk management program are based on recognized best practices and standards for cyber security and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. Our approach to cybersecurity risk management includes the following key elements:

•Defense and On-going Monitoring – Our SOC is responsible for the on-going monitoring and analysis of cyber threats to the Company. The SOC evaluates cyber security incidents according to the Company’s cyber incident response plan, appropriate cyber incident playbook, and crisis communications cyber incident plan. The Company also utilizes endpoint detection and response services as well as data forensic investigation services for additional detection capability and timely assistance with potential cyber security incidents.

•Technical Safeguards – The Company utilizes various tactics for cyber threat prevention. We periodically perform vulnerability assessments, remediate vulnerabilities, review log and access, perform system maintenance, manage network perimeter protection, and implement and manage disaster recovery testing. Further, Zebra relies on its information security management system supported by a comprehensive set of policies that directly align with ISO 27001 and are supported by System and Organization Controls 2 (SOC2) reports and external ISO 27001:2013 certification for certain parts of our business.

•Education and Awareness – To foster employee awareness of cyber threats, we provide periodic educational sessions to our employees, including annual training on general cybersecurity concepts and educational opportunities that include real-life simulation and “tabletop exercises.” We also regularly conduct privacy and security summits that involve training and information sessions conducted by employees and by third parties.

•Third-Party Risk Management (“TPRM”) – Our TPRM function focuses on mitigating cyber risk from specific third-party vendor categories. This function performs initial TPRM assessments as part of the vendor selection process and regularly reassess vendors based on vendor type and risk factors.

While we have experienced and expect to continue to experience cybersecurity threats and incidents, there have been no material incidents incurred to-date at the Company. However, there can be no guarantee that our policies and procedures will be followed in every instance or that those policies and procedures will be effective. Cybersecurity threats could materially affect our business strategy, results of operations, or financial condition, as further discussed in the risk factors in Part I, Item 1A of this report.

Item 2.Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, repair, distribution and warehousing, administrative, research, and sales facilities in other U.S. and international locations.

As of December 31, 2023, the Company owned 3 laboratory and warehouse facilities located in the U.S., U.K., and Canada.

As of December 31, 2023, the Company had a total of 119 leased facilities with locations spread globally; 36 of which are located in the U.S. and 83 of which are located in other countries. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

We generally consider the productive capacity of our facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.Legal Proceedings

See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for discussion of certain matters.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Class A Common Stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”.

As of February 8, 2024, the last reported price for the Company’s Class A Common Stock was $247.12 per share, and there were 84 registered stockholders of record for Zebra’s Class A Common Stock. The number of beneficial owners is substantially greater than the number of stockholders of record because a large portion of our Class A common stock is transacted through banks and brokers.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2023 - October 28, 2023	—	$—	—	$893
October 29, 2023 - November 25, 2023	—	—	—	893
November 26, 2023 - December 31, 2023	—	—	—	893
Total	—	$—	—	$893

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of December 31, 2023, the Company has cumulatively repurchased 3,517,602 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $893 million.

Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Zebra Technologies Corporation Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index for the five years ended December 31, 2023. The comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index as of the market close on December 31, 2018. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Value at each year-end of $100 initial investment made on December 31, 2018
	12/18	12/19	12/20	12/21	12/22	12/23
Zebra Technologies Corporation	$100.00	$160.42	$241.37	$373.80	$161.03	$171.66
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Information Technology	$100.00	$150.29	$216.25	$290.92	$208.90	$329.73

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses fiscal 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 are not included herein. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for that discussion.

Overview
The Company is a global leader in providing Enterprise Asset Intelligence (“EAI”) solutions in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other workflow automation products and services. The Company’s operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). Refer to Part I, Item 1 of this document for additional information.

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, RFID and RTLS offerings, and supplies, including temperature-monitoring labels, and services.

•The EVM segment is an industry leader in automatic information and data capture solutions. Its major product lines include mobile computing, data capture, fixed industrial scanning and machine vision, services, and workflow optimization solutions. Our workflow optimization solutions include cloud-based software subscriptions, retail solutions, and robotic automation solutions.

Change in Segments
In the second quarter of 2023, our advanced location technology solutions business, which is primarily comprised of RFID devices and RTLS offerings, moved from our EVM segment into our AIT segment contemporaneous with a change in our organizational structure and management of the business. We have reported our segment results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact on the Consolidated Financial Statements.

During the past year, we have maintained our position as a market leader in our core businesses, which are generally considered to be comprised of our mobile computing and data capture products, printing products and supplies, as well as support and repair services. Customers across the industries that we serve have benefited from our core offerings to keep pace with the increasingly on-demand economy and to invest in their long-term technology capabilities. The Company continues to focus on scaling and integrating our recent acquisitions providing growth opportunities across our solution offerings.

Macroeconomic Environment
We entered 2023 facing headwinds from global cost inflation, rising interest rates, and a stronger U.S. dollar, which have negatively impacted our current year results. As the year progressed, we experienced a broad-based decline in customer demand across our core product offerings. Demand declines were most pronounced in our mobile computing and printing businesses within our EVM and AIT segments, respectively, as we believe many of our customers were absorbing significant capacity built-out in recent years, while also experiencing tighter capital spending budgets. These dynamics, coupled with a general trend in distributors reducing their inventory levels, negatively impacted our current year results. We have been partially mitigating the financial impacts of these operating headwinds through a combination of cost management actions and targeted list price increases. Throughout 2023, we also experienced an overall improvement in both component part availability and costs of transportation, which enabled us to better meet customer demand as compared to the prior year. We are not yet seeing signs of a broad-based recovery in end-market demand.

2023 Financial Summary and Other Recent Developments

•Net sales were $4,584 million in the current year compared to $5,781 million in the prior year.
•Operating income was $481 million in the current year compared to $529 million in the prior year.
•Net income was $296 million, or $5.72 per diluted share in the current year, compared to Net income of $463 million, or $8.80 per diluted share in the prior year.
•Net cash used in operating activities was $4 million in the current year compared to net cash provided by operating activities of $488 million in the prior year.
•We repurchased $52 million of common shares in the current year compared to $751 million in the prior year.

Restructuring Activity
As a result of the impacts on our business discussed above, the Company expanded the scope of its 2022 Productivity Plan and initiated a U.S. employee voluntary retirement plan (“VRP”) in the current year (the “Programs”). During the first quarter of 2024, the Company committed to additional actions under the 2022 Productivity Plan which will bring the total expected cost of the Programs to approximately $130 million. These costs are classified within Exit and restructuring on the Consolidated Statements of Operations. The Programs are expected to impact over 9% of our global employee base and are estimated to result in annualized net cost savings of approximately $120 million, primarily within Operating expenses. The Company has realized approximately $50 million of net savings to date, primarily in the third and fourth quarters of the current year. The actions under the VRP have been completed in the current year and the remaining actions under the 2022 Productivity Plan are expected to be substantially completed in the first half of 2024.

Results of Operations: Year Ended 2023 versus 2022 and Year Ended 2022 versus 2021
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2023 vs 2022	Percent Change 2022 vs 2021
	2023	2022	2021
Net sales:
Tangible products	$3,665	$4,915	$4,845	(25.4)%	1.4%
Services and software	919	866	782	6.1%	10.7%
Total Net sales	4,584	5,781	5,627	(20.7)%	2.7%
Gross profit	2,123	2,624	2,628	(19.1)%	(0.2)%
Gross margin	46.3%	45.4%	46.7%	90 bps	(130) bps
Operating expenses	1,642	2,095	1,649	(21.6)%	27.0%
Operating income	$481	$529	$979	(9.1)%	(46.0)%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2023 vs 2022	Percent Change 2022 vs 2021
	2023	2022	2021
North America	$2,405	$2,919	$2,819	(17.6)%	3.5%
EMEA	1,414	1,920	1,976	(26.4)%	(2.8)%
Asia-Pacific	481	609	543	(21.0)%	12.2%
Latin America	284	333	289	(14.7)%	15.2%
Total Net sales	$4,584	$5,781	$5,627	(20.7)%	2.7%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As a Percentage of Net sales
	2023	2022	2021	2023	2022	2021
Selling and marketing	$581	$607	$587	12.7%	10.5%	10.4%
Research and development	519	570	567	11.3%	9.9%	10.1%
General and administrative	334	375	348	7.3%	6.5%	6.2%
Settlement and related costs	—	372	—	—	6.4%	—
Amortization of intangible assets	104	136	115	NM	NM	NM
Acquisition and integration costs	6	21	25	NM	NM	NM
Exit and restructuring costs	98	14	7	NM	NM	NM
Total Operating expenses	$1,642	$2,095	$1,649	35.8%	36.2%	29.3%

Consolidated Organic Net sales (decline) growth:

	Year Ended December 31,
	2023	2022
Reported GAAP Consolidated Net sales (decline) growth	(20.7)%	2.7%
Adjustments:
Impact of foreign currency translations (1)	1.4%	2.0%
Impact of acquisitions (2)	(0.5)%	(1.5)%
Consolidated Organic Net sales (decline) growth (3)	(19.8)%	3.2%

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

(2)For purposes of computing Organic Net sales (decline) growth, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.
(3)Consolidated Organic Net sales (decline) growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2023 compared to 2022
Total Net sales decreased $1,197 million or 20.7% compared to the prior year reflecting declines in both of our segments resulting from broad-based decline in demand for our core products as well as a reduction of inventory levels at our distributors. Current year Net sales of both segments included the benefit of targeted list price increases, partially offset by the negative effects of foreign currency changes. Prior year Net sales of both segments were negatively impacted by supply chain bottlenecks, which were most pronounced in our EVM segment. Excluding the effects of foreign currency changes and acquisitions, Consolidated Organic Net sales decreased by 19.8%.

Gross margin increased to 46.3% for the current year compared to 45.4% in the prior year. As compared to the prior year, Gross margin was significantly higher in our AIT segment, while Gross margin in our EVM segment was modestly lower. Both segments, particularly AIT, benefited from lower premium freight and component part costs compared to the prior year, and were negatively impacted by volume deleveraging, particularly EVM.

Operating expenses for the years ended December 31, 2023 and 2022 were $1,642 million and $2,095 million, or 35.8% and 36.2% of Net sales, respectively. Excluding the $372 million settlement charge in the prior year, Operating expenses would have been 29.8% of Net sales. The increase as a percentage of Net sales over the prior year reflects the impact of expense deleveraging. Current year Operating expenses were lower than the prior year primarily due to the prior year including a $372 million settlement charge, lower employee incentive compensation, cost efficiencies attributed to our Exit and restructuring actions, lower Amortization of intangible assets, and lower Acquisition and integration costs, partially offset by higher Exit and restructuring costs and the inclusion of operating expenses associated with recently acquired businesses.

Operating income was $481 million for the current year compared to $529 million for the prior year. The decrease was due to lower Gross profit partially offset by lower Operating expenses.

Net income decreased 36.1% compared to the prior year primarily due to lower Operating income, as described above, as well as higher Other (expense) income, net. Other (expense) income, net was an expense of $147 million for the current year, compared to income of $15 million in the prior year primarily due to higher interest expense associated with higher interest rates and average outstanding debt levels as well as lower interest rate swap gains in the current year.

The Company’s effective tax rates for the years ended December 31, 2023 and December 31, 2022 were 11.4% and 14.9%, respectively. The decrease in the effective tax rate compared to the prior year was primarily due to favorability in discrete items.

Diluted earnings per share decreased to $5.72 as compared to $8.80 in the prior year due to lower Net income, partially offset by lower average shares outstanding.
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes business acquisition purchase accounting adjustments, amortization of intangible assets, acquisition and integration costs, impairment of goodwill and other intangibles, exit and restructuring costs, as well as certain other non-recurring costs (such as the settlement in the prior year).

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2023 vs 2022	Percent Change 2022 vs 2021
	2023	2022	2021
Net sales:
Tangible products	$1,537	$1,728	$1,625	(11.1)%	6.3%
Services and software	114	109	109	4.6%	—
Total Net sales	1,651	1,837	1,734	(10.1)%	5.9%
Gross profit	787	795	796	(1.0)%	(0.1)%
Gross margin	47.7%	43.3%	45.9%	440 bps	(260) bps
Operating expenses	441	434	410	1.6%	5.9%
Operating income	$346	$361	$386	(4.2)%	(6.5)%

AIT Organic Net sales (decline) growth:

	Year Ended December 31,
	2023	2022
AIT Reported GAAP Net sales (decline) growth	(10.1)%	5.9%
Adjustments:
Impact of foreign currency translations (1)	1.3%	2.0%
AIT Organic Net sales (decline) growth (2)	(8.8)%	7.9%

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

(2) AIT Organic Net sales (decline) growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2023 compared to 2022
Total Net sales for AIT decreased $186 million or 10.1% compared to the prior year primarily due to lower sales of printing products and the negative effects of foreign currency changes, partially offset by targeted list price increases. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 8.8%.

Gross margin increased to 47.7% in the current year compared to 43.3% for the prior year primarily due to lower premium freight and component part costs, and price increases, partially offset by the negative impact of foreign currency changes and volume deleveraging.

Operating income decreased 4.2% in the current year compared to the prior year due to lower Gross profit and higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2023 vs 2022	Percent Change 2022 vs 2021
	2023	2022	2021
Net sales:
Tangible products	$2,128	$3,187	$3,220	(33.2)%	(1.0)%
Services and software	805	757	679	6.3%	11.5%
Total Net sales	2,933	3,944	3,899	(25.6)%	1.2%
Gross profit	1,336	1,829	1,838	(27.0)%	(0.5)%
Gross margin	45.6%	46.4%	47.1%	(80) bps	(70) bps
Operating expenses	993	1,118	1,092	(11.2)%	2.4%
Operating income	$343	$711	$746	(51.8)%	(4.7)%

EVM Organic Net sales (decline) growth:

	Year Ended December 31,
	2023	2022
EVM Reported GAAP Net sales (decline) growth	(25.6)%	1.2%
Adjustments:
Impact of foreign currency translations (1)	1.5%	2.1%
Impact of acquisitions (2)	(0.8)%	(2.2)%
EVM Organic Net sales (decline) growth (3)	(24.9)%	1.1%

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

(2)For purposes of computing EVM Organic Net sales (decline) growth, amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales (decline) growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2023 compared to 2022
Total Net sales for EVM decreased $1,011 million or 25.6% compared to the prior year primarily due to lower sales of mobile computing products (contributing the majority of the total decrease) and data capture products, which were partially offset by higher sales of services and software, and contributions from our recent acquisitions. Current year Net sales included the benefit of targeted list price increases, substantially offset by the negative effects of foreign currency changes. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales decreased by 24.9%.
Gross margin decreased to 45.6% in the current year compared to 46.4% for the prior year primarily due to product volume deleveraging, the negative impact of foreign currency changes and inventory-related charges, partially offset by pricing, higher service and software margins, and lower premium freight and component part costs.
Operating income for the current year decreased 51.8% compared to the prior year due to lower Gross profit, partially offset by lower Operating expenses.
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

	Year Ended December 31,			$ Change 2023 vs 2022	$ Change 2022 vs 2021
	2023	2022	2021
Cash flow (used in) provided by:
Operating activities	$(4)	$488	$1,069	$(492)	$(581)
Investing activities	(92)	(968)	(546)	876	(422)
Financing activities	117	253	(371)	(136)	624
Effect of exchange rates on cash balances	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	$21	$(227)	$152	$248	$(379)
2023 vs. 2022
The change in our cash and cash equivalents balance during the current year is reflective of the following:

•$492 million of incremental operating cash outflows primarily due to reduced operating profits and higher cash payments for income taxes, Exit and restructuring actions, interest, inventory purchases, and the settlement, partially offset by favorability in the timing of customer collections and lower employee incentive compensation payments.

•$876 million less in investing activities primarily due to cash payments for the acquisition of Matrox in the prior year.

•$136 million less in financing activities primarily due to increased borrowings in the prior year as a result of the Company refinancing its long-term credit facilities, partially offset by lower common stock repurchases in the current year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2023	2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	413	50
Receivables Financing Facilities	129	254
Total debt	$2,226	$2,032
Less: Debt issuance costs	(2)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(173)	(214)
Total long-term debt	$2,047	$1,809

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
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2023, the Term Loan A interest rate was 6.71%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2023, the Company had letters of credit totaling $11 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,489 million. As of December 31, 2023, the Revolving Credit Facility had an average interest rate of 6.66%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of December 31, 2023, the Company’s Consolidated Balance Sheets included $483 million of gross receivables that were pledged under the facilities. As of December 31, 2023, $129 million had been borrowed and was classified as current. Borrowings under the facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2023, the facilities had an average interest rate of 6.81%. Interest is paid monthly on these borrowings.

See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company transfers certain receivables to banks without recourse as part of its credit and cash management activities. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The Company services the receivables on behalf of the banks, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows. The Company has two Receivables Factoring arrangements. One arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. In the third quarter, the Company amended its second arrangement to allow the factoring of uncollected receivables originated from the EMEA region from up to $25 million to $50 million. Otherwise, the amendment did not substantially change the terms of the arrangement.

As of December 31, 2023 and 2022, there were a total of $56 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $112 million and $130 million of obligations that were not yet remitted to banks as of December 31, 2023 and 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

See Note 19, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The newly authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the year ended December 31, 2023, the Company repurchased 194,319 shares of common stock for approximately $52 million. As of December 31, 2023, the Company has cumulatively repurchased 3,517,602 shares of common stock for approximately $1.1 billion, resulting in a remaining amount of share repurchases authorized under the plans of $893 million.

Future Cash Requirements
We believe that our Cash and cash equivalents, which totaled $137 million as of December 31, 2023, along with anticipated cash generation from operations and available borrowing capacity on debt and other financing facilities, will be sufficient to fund the Company’s cash requirements during the next 12 months and thereafter based on our current business plans.

Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries, which was $33 million and $36 million as of December 31, 2023 and 2022, respectively. We do not expect that Cash and cash equivalents held by foreign subsidiaries will need to be repatriated in order to fund the Company’s U.S. operations based on current cash requirements.

Our cash requirements during the next 12 months and thereafter include payments to satisfy the following obligations:

•Purchase obligations — The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud services, which contain minimum purchase requirements and are non-cancellable. As of December 31, 2023, these multi-year commitments were approximately $124 million. This amount excludes routine purchase orders for goods and services, as well as amounts already reflected within Current liabilities on the Consolidated Balance Sheet. See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional details.

•Debt obligations — We expect to make total payments of approximately $291 million associated with the Company’s debt facilities in 2024. This expected use of cash is based on the Company’s current borrowings and applicable interest rates and margins as of December 31, 2023, and includes principal and interest payments along with expected cash settlements associated with the Company’s interest rate swaps. In the ordinary course of business, the Company may decide to borrow additional amounts or repay principal earlier than contractually owed, which would affect future cash payments. See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt facilities.

•Leases obligations — We lease certain manufacturing facilities, distribution centers, sales and administrative offices, equipment, and vehicles. As of December 31, 2023, the Company’s fixed lease commitments totaled $237 million, of which $53 million is payable in 2024. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

In addition to the expected cash requirements described above, the Company may use cash to fund strategic acquisitions, investments, or repurchase common stock under its share repurchase program. We also expect to spend approximately $80 million to $90 million on capital expenditures in 2024.

Critical Accounting Estimates

Management prepared the consolidated financial statements of the Company under accounting principles generally accepted in the U.S. The application of these principles requires the use of estimates which affect the amounts reported in our consolidated financial statements. While we believe that our estimates are reasonable based upon available information, actual results could differ substantially from those estimates. Note 2, Significant Accounting Policies in the Notes to Consolidated Financial Statements provides additional discussion of these items along with other significant accounting policies of the Company. The accounting estimates described below have been identified by Management as those that are most significant to our financial statements.

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

Goodwill Impairment

Our goodwill impairment testing includes a comparison of the estimated fair value of each of our reporting units to its carrying value. Fair value determinations require judgment and can be sensitive to changes in underlying assumptions, estimates, as well as market factors. We estimate the fair value of reporting units using both income and market-based valuation approaches. Estimating the fair value of reporting units requires that we make assumptions and estimates including projections of revenue and income growth rates as well as cash flows; capital investments; competitive and customer trends; appropriate peer group selection; market-based discount rates and other market factors. Our annual impairment testing, most recently completed in the fourth quarter of 2023, continues to indicate that the fair values of each of our reporting units significantly exceed their respective carrying values.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales (decline) growth, AIT Organic Net sales (decline) growth, and EVM Organic Net sales (decline) growth – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, commodity prices, and foreign currency changes. Zebra is primarily exposed to the following types of market risk: interest rate and foreign currency.

Interest Rate Risk

We are exposed to interest rate volatility with regard to existing debt issuances. Our exposure is primarily tied to the Secured Overnight Financing Rate (“SOFR”). We use interest rate derivative contracts, including interest rate swaps, to mitigate the Company’s exposure from interest rate changes on existing debt and future debt issuances, thereby reducing the volatility of our financing costs and, based on current and projected market conditions, fix a portion of variable-rate debt. Generally, under these interest rate swaps, we agree with a counterparty to exchange variable-rate for fixed-rate interest amounts with an agreed upon notional amount.

As of December 31, 2023, we had approximately $2.2 billion of debt outstanding under our debt facilities, which bears interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $14 million. This exposure includes the impact of associated forward interest rate swaps outstanding as of December 31, 2023. Refer to Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of these risk mitigation activities. Exposure to variable interest may increase or decrease, to the extent that the Company’s borrowings under its debt facilities increase or decrease, respectively.

Foreign Exchange Risk

We provide products, solutions and services in approximately 185 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. In some instances, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments, including foreign currency exchange contracts. See Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussions of hedging activities.

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

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.
Accounting for Income Taxes

Description of the Matter
As discussed in Note 16 of the financial statements, the Company earns a significant amount of its operating income across multiple jurisdictions. As the Company operates in a multinational tax environment and incurs income tax obligations in a number of jurisdictions, complexities and uncertainties can arise in the application of complex tax regulations to the Company’s multinational operations.

Auditing the application of taxation legislation to the Company’s business operations and structure is inherently complex and requires judgment. These factors impact the Company’s evaluation and estimation of uncertain tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification of and accounting for the tax impact of significant changes in the business. This included controls over the Company’s tax technical assessment of cross-jurisdictional transactions.
Our audit procedures included, among others, involving our tax professionals in the significant operating jurisdictions to test the Company’s tax provision and the application of significant tax laws to cross-jurisdictional transactions. We evaluated the Company’s transfer pricing used in intercompany transactions to assess whether there was alignment with the Company’s operations. We assessed the completeness of significant tax matters identified and the adequacy of the accounting for any potential uncertainty.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 15, 2024

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$137	$105
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of December 31, 2023 and 2022	521	768
Inventories, net	804	860
Income tax receivable	63	26
Prepaid expenses and other current assets	147	124
Total Current assets	1,672	1,883
Property, plant and equipment, net	309	278
Right-of-use lease assets	169	156
Goodwill	3,895	3,899
Other intangibles, net	527	630
Deferred income taxes	438	407
Other long-term assets	296	276
Total Assets	$7,306	$7,529
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$173	$214
Accounts payable	456	811
Accrued liabilities	504	744
Deferred revenue	458	425
Income taxes payable	7	138
Total Current liabilities	1,598	2,332
Long-term debt	2,047	1,809
Long-term lease liabilities	152	139
Deferred income taxes	67	75
Long-term deferred revenue	312	333
Other long-term liabilities	94	108
Total Liabilities	4,270	4,796
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	615	561
Treasury stock at cost, 20,772,995 and 20,700,357 shares as of December 31, 2023 and 2022, respectively	(1,858)	(1,799)
Retained earnings	4,332	4,036
Accumulated other comprehensive loss	(54)	(66)
Total Stockholders’ Equity	3,036	2,733
Total Liabilities and Stockholders’ Equity	$7,306	$7,529
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales:
Tangible products	$3,665	$4,915	$4,845
Services and software	919	866	782
Total Net sales	4,584	5,781	5,627
Cost of sales:
Tangible products	2,012	2,699	2,590
Services and software	449	458	409
Total Cost of sales	2,461	3,157	2,999
Gross profit	2,123	2,624	2,628
Operating expenses:
Selling and marketing	581	607	587
Research and development	519	570	567
General and administrative	334	375	348
Settlement and related costs	—	372	—
Amortization of intangible assets	104	136	115
Acquisition and integration costs	6	21	25
Exit and restructuring costs	98	14	7
Total Operating expenses	1,642	2,095	1,649
Operating income	481	529	979
Other (loss) income, net:
Foreign exchange loss	(2)	(3)	(5)
Interest (expense) income, net	(133)	23	(5)
Other expense, net	(12)	(5)	(1)
Total Other (expense) income, net	(147)	15	(11)
Income before income tax	334	544	968
Income tax expense	38	81	131
Net income	$296	$463	$837
Basic earnings per share	$5.75	$8.86	$15.66
Diluted earnings per share	$5.72	$8.80	$15.52
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$296	$463	$837
Other comprehensive income (loss), net of tax:
Changes in unrealized gains and losses on anticipated sales hedging transactions	6	(29)	46
Foreign currency translation adjustment	6	(8)	(6)
Comprehensive income	$308	$426	$877
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	53,462,082	$1	$395	$(919)	$2,736	$(69)	$2,144
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	150,097	—	(9)	(4)	—	—	(13)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(87,789)	—	—	(43)	—	—	(43)
Share-based compensation	—	—	76	—	—	—	76
Repurchase of common stock	(109,115)	—	—	(57)	—	—	(57)
Net income	—	—	—	—	837	—	837
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	46	46
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	126,309	—	11	(1)	—	—	10
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(62,542)	—	—	(24)	—	—	(24)
Share-based compensation	—	—	88	—	—	—	88
Repurchase of common stock	(2,027,542)	—	—	(751)	—	—	(751)
Net income	—	—	—	—	463	—	463
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	155,478	—	(1)	3	—	—	2
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(33,797)	—	—	(10)	—	—	(10)
Share-based compensation	—	—	55	—	—	—	55
Repurchase of common stock	(194,319)	—	—	(52)	—	—	(52)
Net income	—	—	—	—	296	—	296
Changes in unrealized gains and losses on anticipated sales hedging transactions (net of income taxes)	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	—	6	6
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$296	$463	$837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	204	187
Share-based compensation	55	88	76
Deferred income taxes	(36)	(210)	(69)
Unrealized loss (gain) on forward interest rate swaps	17	(89)	(30)
Other, net	3	5	1
Changes in operating assets and liabilities:
Accounts receivable, net	249	(5)	(239)
Inventories, net	50	(341)	18
Other assets	(25)	(48)	(23)
Accounts payable	(365)	92	96
Accrued liabilities	(97)	(51)	110
Deferred revenue	12	60	113
Income taxes	(168)	108	1
Settlement liability	(180)	225	—
Other operating activities	9	(13)	(9)
Net cash (used in) provided by operating activities	(4)	488	1,069
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(881)	(452)
Purchases of property, plant and equipment	(87)	(75)	(59)
Purchases of short-term investments	(4)	—	(1)
Purchases of long-term investments	(1)	(12)	(34)
Net cash used in investing activities	(92)	(968)	(546)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	440	1,284	46
Payments of long term-debt	(245)	(247)	(303)
Payment of debt issuance costs, extinguishment costs and discounts	—	(8)	—
Payments for repurchases of common stock	(52)	(751)	(57)
Net payments related to share-based compensation plans	(8)	(14)	(56)
Change in unremitted cash collections from servicing factored receivables	(18)	(11)	(1)
Net cash provided by (used in) financing activities	117	253	(371)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	—	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	21	(227)	152
Cash and cash equivalents, including restricted cash, at beginning of period	117	344	192
Cash and cash equivalents, including restricted cash, at end of period	$138	$117	$344
Less restricted cash, included in Prepaid expenses and other current assets	(1)	(12)	(12)
Cash and cash equivalents at end of period	$137	$105	$332
Supplemental disclosures of cash flow information:
Income taxes paid	$252	$168	$199
Interest paid	$111	$58	$32
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

In the second quarter of 2023, our advanced location technology solutions business, which is primarily comprised of radio frequency identification devices (“RFID”) and real-time location solution offerings (“RTLS”), moved from our Enterprise Visibility & Mobility (“EVM”) segment into our Asset Intelligence & Tracking (“AIT”) segment contemporaneous with a change in our organizational structure and management of the business. We have reported our segment results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact on the Consolidated Financial Statements. See Note 20, Segment Information & Geographic Data for additional information related to each segment’s results.

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2023 fiscal year, the Company’s quarter end dates were April 1, July 1, September 30, and December 31.

Use of Estimates
These consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period as further discussed in the following footnotes to the Consolidated Financial Statements. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash consists primarily of deposits with banks. Cash equivalents include highly liquid short-term deposits with banks and other investments with original maturities of less than or equal to three months. Cash equivalents are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of a change in value because of changes in interest rates.

Accounts Receivable
Accounts receivable consist primarily of amounts due to us from our customers, net of variable consideration and an allowance for doubtful accounts, in the normal course of business. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable that is based on expected credit losses. Expected credit losses are estimated based on historical loss experience, the durations of outstanding trade receivables, and expectations of the future economic environment. Accounts are written off against the allowance account when they are determined to be no longer collectible.

Inventories
Inventories are stated at the lower of a moving-average cost (which approximates cost on a first-in, first-out basis) and net realizable value. Manufactured inventory cost includes materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs. Raw material inventories primarily consist of product components as well as supplies used in repair operations. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values as well as to record liabilities on non-cancellable purchase commitments. These provisions are based on forecasted demand, experience with specific customers or suppliers, the age and nature of the inventory or committed purchase, and the ability to redistribute inventory to other programs or rework it into other consumable inventory as well as renegotiate contractual terms with a supplier.

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

Leases
The Company recognizes right-of-use (“ROU”) assets and lease liabilities for its lease commitments with terms greater than one year. Contractual options to extend or terminate lease agreements are reflected in the lease term when they are reasonably certain to be exercised. The initial measurement of ROU assets and lease liabilities is based on the present value of future lease payments over the lease term as of the commencement date. In determining future lease payments, the Company has elected not to separate lease and non-lease components. As the Company’s lease arrangements do not provide an implicit interest rate, we apply the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. Relevant information used in determining the Company’s incremental borrowing rate includes the duration of the lease, the transaction currency of the lease, and the Company’s credit risk relative to risk-free market rates. The Company’s ROU assets also include any initial direct costs incurred and exclude lease incentives. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. All leases of the Company are classified as operating leases, with lease expense being recognized on a straight-line basis.

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

Goodwill
Goodwill is tested annually for impairment, or more frequently if indicators of impairment exist. When evaluating goodwill for impairment as part of our annual assessment, we include consideration of current events and circumstances. Our annual impairment testing also includes a comparison of the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill would be considered to be impaired and reduced to its implied fair value. We estimate the fair value of reporting units by using a weighted combination of the income and market approaches. The income approach requires management to estimate projected future operating and cash flow results, economic projections, and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry group.
We most recently performed our annual goodwill impairment testing in the fourth quarter of 2023 which did not result in any impairment. See Note 6, Goodwill and Other Intangibles for additional information.

Other Intangible Assets
Other intangible assets consist primarily of technology and patent rights, customer and other relationships, and trade names. These assets, which are generally acquired through business combinations, are recorded at fair value upon acquisition and amortized on a straight-line basis over the asset’s useful life which typically ranges from two to eleven years.

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

The Company elects to exclude sales and other governmental taxes that are collected by the Company from a customer, from the transaction price. The Company also considers shipping and handling activities as part of its fulfillment costs and not as a separate performance obligation. See Note 3, Revenues for additional information.

Research and Development Costs
Research and development (“R&D”) costs include:
•Salaries, benefits, and other R&D personnel related costs;
•Consulting and other outside services used in the R&D process;
•Engineering supplies;
•Engineering related information systems costs; and
•Allocation of building and related costs.

R&D costs are expensed as incurred, including those associated with developing and maintaining software within our customer offerings. The Company typically applies a dynamic and iterative approach to developing customer product and software offerings as well as ongoing software maintenance, and feature and functionality enhancement releases, and accordingly, such costs do not meet capitalization criteria.

Advertising
Advertising costs are expensed as incurred. These costs totaled $31 million, $33 million and $35 million for the years ended 2023, 2022 and 2021, respectively.

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

Contingencies
The Company establishes a liability for loss contingencies when the loss is both probable and estimable. See Note 14, Accrued Liabilities, Commitments and Contingencies for additional information.

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

Acquisitions
We account for acquired businesses using the acquisition method of accounting which requires that the purchase price be allocated to the identifiable assets acquired and liabilities assumed, generally measured at their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. The estimates used to determine the fair values of long-lived assets, such as intangible assets, can be complex and require judgment. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from revenues and the determination of discount rates. Management’s estimates of fair value are based on estimates and assumptions utilized as part of the purchase price allocation process and are believed to be reasonable; however, elements of these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period, which is up to one year after the acquisition date.

Recently Adopted Accounting Pronouncements
The Company did not adopt any material new accounting standards during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for the Company’s fiscal December 31, 2025 year-end, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

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

Revenues for tangible products are generally recognized upon shipment, whereas revenues for services and solution offerings are generally recognized over time by using an output or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or over time using a time-based method, depending upon how control is transferred to the customer. In cases where a bundle of products, services, solutions and/or software are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31, 2023
Segment	Tangible Products	Services and Software	Total
AIT	$1,537	$114	$1,651
EVM	2,128	805	2,933
Total	$3,665	$919	$4,584

	Year Ended December 31, 2022
Segment	Tangible Products	Services and Software	Total
AIT	$1,728	$109	$1,837
EVM	3,187	757	3,944
Total	$4,915	$866	$5,781

	Year Ended December 31, 2021
Segment	Tangible Products	Services and Software	Total
AIT	$1,625	$109	$1,734
EVM	3,220	679	3,899
Corporate (1)	—	(6)	(6)
Total	$4,845	$782	$5,627

(1) Amounts included in Corporate consist of purchase accounting adjustments.

In addition, refer to Note 20, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to repair and support services, as well as software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,127 million and $1,105 million, inclusive of deferred revenue, as of December 31, 2023 and 2022, respectively. On average, remaining performance obligations as of December 31, 2023 and 2022 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $16 million as of December 31, 2023 and 2022. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the years ended December 31, 2023, 2022 and 2021.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $770 million and $758 million as of December 31, 2023 and 2022, respectively. The Company recognized $432 million, $399 million and $319 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2023, 2022 and 2021, respectively.

Our payment terms vary by the type and location of our customer and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to Obtain a Contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term. The incremental costs to obtain a contract are derived at a portfolio level and amortized on a straight-line basis. The total ending balance of deferred costs to obtain a contract, which are recorded in Prepaid expenses and other current assets or Other long-term assets on the Consolidated Balance Sheets, depending on the timing of expected amortization, was $42 million and $35 million as of December 31, 2023 and 2022, respectively. Amortization expense, which is recorded in Selling and Marketing expense on the Consolidated Statements of Operations, was $26 million, $21 million and $18 million during the years ended December 31, 2023, 2022 and 2021, respectively. Incremental costs of obtaining a contract are expensed as incurred if the amortization period would otherwise be one year or less.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	December 31, 2023	December 31, 2022
Raw materials (1)	$403	$369
Work in process	4	4
Finished goods	397	487
Total Inventories, net (2)	$804	$860
(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.
(2) Categories of inventories for the period ended December 31, 2022 include a change to correct an immaterial misclassification without impact to Inventories, net as presented on the Consolidated Balance Sheets.

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

The purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$297
Inventory	31
Other assets acquired	24
Deferred tax liabilities	(78)
Other liabilities assumed	(32)
Net assets acquired	$242
Goodwill on acquisition	639
Total purchase price	$881

The $639 million of goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned global expansion and integration of Matrox into the Company’s machine vision offerings.

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

Adaptive Vision
On May 17, 2021, the Company acquired Adaptive Vision Sp. z o.o. (“Adaptive Vision”), a provider of graphical machine vision software with applications in the manufacturing industry, as well as a provider of libraries and other offerings for machine vision developers. The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s cash purchase consideration of $18 million, net of cash on-hand, was primarily allocated to technology-related intangible assets of $13 million and associated deferred tax liabilities, and goodwill of $7 million. The goodwill, which is non-deductible for tax purposes, has been allocated to the EVM segment and principally relates to the planned expansion of the Adaptive Vision technologies into new product offerings and markets.

The operating results of each acquired company have been included in the Company’s Consolidated Balance Sheets and Statements of Operations beginning on their respective acquisition dates. The Company has not included unaudited pro forma results for the year preceding each acquisition, as doing so would not yield materially different results.

Acquisition and integration costs
The Company incurred $6 million, $21 million and $25 million of acquisition related costs during the years ended December 31, 2023, 2022 and 2021, respectively. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations and are primarily related to third-party transaction and advisory fees, and integration activities associated with our business acquisitions.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2021	$169	$3,096	$3,265
Matrox acquisition	—	640	640
Fetch purchase price allocation adjustments	—	2	2
Antuit purchase price allocation adjustments	—	(4)	(4)
Foreign exchange impact	—	(4)	(4)
Goodwill as of December 31, 2022	$169	$3,730	$3,899
Advanced location technology business move to AIT, effective April 2, 2023	60	(60)	—
Matrox purchase price allocation adjustments	—	(1)	(1)
Foreign exchange impact	—	(3)	(3)
Goodwill as of December 31, 2023	$229	$3,666	$3,895

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

The Company’s goodwill balance consists of four reporting units. The Company completed its annual goodwill impairment testing during the fourth quarter of 2023 utilizing a quantitative approach. The estimated fair value of each reporting unit exceeded its carrying value by at least 40%. No events occurred during the fiscal years ended 2023, 2022 or 2021 that indicated it was more likely than not that our goodwill was impaired.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology and patents	$951	$(680)	$271	$951	$(621)	$330
Customer and other relationships	861	(615)	246	860	(576)	284
Trade names	66	(56)	10	66	(50)	16
Total	$1,878	$(1,351)	$527	$1,877	$(1,247)	$630

Amortization expense was $104 million, $136 million and $115 million for fiscal years ended 2023, 2022 and 2021, respectively.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,
2024	$101
2025	95
2026	92
2027	77
2028	60
Thereafter	102
Total	$527

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2023	2022
Buildings	$86	$75
Land	8	7
Machinery and equipment	343	318
Furniture and office equipment	34	24
Software and computer equipment	104	125
Leasehold improvements	112	88
Projects in progress	44	48
Property, plant and equipment, gross	$731	$685
Less accumulated depreciation	(422)	(407)
Property, plant and equipment, net	$309	$278

Depreciation expense was $72 million, $68 million and $72 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company retired a significant level of substantially depreciated assets in the current year.

Note 8 Investments

The carrying value of the Company’s long-term investments was $113 million as of both December 31, 2023 and 2022, which are included in Other long-term assets on the Consolidated Balances Sheets. The Company paid $1 million, $12 million and $34 million for the purchases of long-term investments during the years ended December 31, 2023, 2022 and 2021, respectively. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations and were not significant for the years ended December 31, 2023, 2022 and 2021.

Note 9 Exit and Restructuring Costs

In the current year, the Company expanded the scope of the 2022 Productivity Plan and also initiated a voluntary retirement plan (“VRP”) applicable to retirement-eligible U.S. employees. Employees who participated in the VRP agreed to retire in 2023 in exchange for cash severance and other benefits. During the first quarter of 2024, the Company committed to additional actions under the 2022 Productivity Plan which will bring the total expected cost of the programs to approximately $130 million.

Total charges associated with these programs, which are classified within Exit and restructuring on the Consolidated Statements of Operations, were $110 million to date, including $98 million and $12 million for the years ended December 31, 2023 and 2022, respectively. The actions under the VRP have been completed in the current year and the remaining actions under the 2022 Productivity Plan are expected to be substantially completed in the first half of 2024. The Company’s payment obligations as of December 31, 2023 are reflected within Accrued liabilities on the Consolidated Balance Sheets. These obligations are expected to be settled by the first quarter of 2024.

The Company’s liability associated with Exit and restructuring was:

Balance as of December 31, 2022	$9
Exit and restructuring charges	98
Non-cash utilization	(13)
Cash payments	(72)
Balance as of December 31, 2023	$22

The Company incurred Exit and restructuring costs, under previously announced programs of $2 million and $7 million for the years ended December 31, 2022 and 2021, respectively.

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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs. In addition, the Company considers counterparty credit risk in the assessment of fair value.
The Company’s financial assets and liabilities carried at fair value as of December 31, 2023 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$83	$—	$83
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$41	$83	$—	$124
Liabilities:
Foreign exchange contracts (1)	$1	$6	$—	$7
Forward interest rate swap contracts (2)	—	28	—	28
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$42	$34	$—	$76
The Company’s financial assets and liabilities carried at fair value as of December 31, 2022 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$72	$—	$72
Investments related to the deferred compensation plan	35	—	—	35
Total Assets at fair value	$35	$72	$—	$107
Liabilities:
Foreign exchange contracts (1)	$5	$14	$—	$19
Liabilities related to the deferred compensation plan	35	—	—	35
Total Liabilities at fair value	$40	$14	$—	$54

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of December 31,
	Balance Sheets Classification	2023	2022
Derivative instruments designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(6)	$(14)
Total derivative instruments designated as hedges		$(6)	$(14)

Derivative instruments not designated as hedges:
Forward interest rate swaps	Prepaid expenses and other current assets	$34	$25
Forward interest rate swaps	Other long-term assets	49	47
Foreign exchange contracts	Accrued liabilities	(1)	(5)
Forward interest rate swaps	Accrued liabilities	(12)	—
Forward interest rate swaps	Other long-term liabilities	(16)	—
Total derivative instruments not designated as hedges		$54	$67
Total net derivative asset		$48	$53
The following table presents the net (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Losses) Gains Recognized in Income
	Statements of Operations Classification	Year Ended December 31,
		2023	2022	2021
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange loss	$(4)	$2	$7
Forward interest rate swaps	Interest (expense) income, net	9	83	13
Total net gain recognized in income		$5	$85	$20

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been increased by $1 million and $4 million as of December 31, 2023 and December 31, 2022, respectively.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $15 million of losses for the year ended December 31, 2023, $87 million of gains for the year ended December 31, 2022 and $2 million of losses for the year ended December 31, 2021. As of December 31, 2023 and 2022, the notional amounts of the Company’s foreign exchange cash flow hedges were €485 million and €549 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	December 31,
	2023		2022
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£11		£11
Euro/U.S. Dollar		€80		€191
Euro/Czech Koruna		€17		€15
Japanese Yen/U.S. Dollar		¥685		¥—
Singapore Dollar/U.S. Dollar	S$	14	S$	5
Mexican Peso/U.S. Dollar	Mex$	144	Mex$	372
Polish Zloty/U.S. Dollar	zł	116	zł	47
Net fair value of liabilities of outstanding contracts		$1		$5

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

In the second quarter, the Company entered into new interest rate swap agreements that contain a total notional amount of $400 million to lock into a variable interest rate base designed to offset a portion of the Company’s existing swap agreements. These agreements are subject to monthly cash settlements effective through October 2027. At the same time, the Company entered into additional new interest rate swap agreements that contain a total notional amount of $400 million to lock into a fixed SOFR interest rate base, which are subject to monthly cash settlements effective through June 2030. As a result of these transactions, the Company maintained fixed interest rates on a total notional amount of $800 million through October 2027 and a total notional amount of $400 million through June 2030. There was no cash settlement, or significant impact on the Consolidated Statement of Operations upon entering into these agreements.

Note 12 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2023	2022
Term Loan A	$1,684	$1,728
Revolving Credit Facility	413	50
Receivables Financing Facilities	129	254
Total debt	$2,226	$2,032
Less: Debt issuance costs	(2)	(4)
Less: Unamortized discounts	(4)	(5)
Less: Current portion of debt	(173)	(214)
Total long-term debt	$2,047	$1,809

As of December 31, 2023, the future maturities of debt are as follows (in millions):

2024	$173
2025	66
2026	87
2027	1,900
Total future maturities of debt	$2,226
All borrowings as of December 31, 2023 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion and $2.0 billion as of December 31, 2023 and 2022, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.
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
Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in March 2024 and the majority due upon maturity in 2027. The Company may make prepayments, in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2023, the Term Loan A interest rate was 6.71%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2023, the Company had letters of credit totaling $11 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,489 million. As of December 31, 2023, the Revolving Credit Facility had an average interest rate of 6.66%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of December 31, 2023, the Company’s Consolidated Balance Sheets included $483 million of gross receivables that were pledged under the facilities. As of December 31, 2023, $129 million had been borrowed and was classified as current. Borrowings under the facilities bear interest at a variable rate plus an applicable margin. As of December 31, 2023, the facilities had an average interest rate of 6.81%. Interest is paid monthly on these borrowings.

Each of the Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 11, Derivative Instruments for further information.

As of December 31, 2023, the Company was in compliance with all debt covenants.

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

The following table presents activities associated with our leases (in millions):

	December 31,
	2023	2022	2021
Fixed lease expenses	$52	$48	$39
Variable lease expenses	35	40	37
Total lease expenses	$87	$88	$76

Cash paid for leases	$82	$93	$76

ROU assets obtained in exchange for lease obligations	$55	$72	$32
Reductions of ROU assets and lease liabilities	(1)	(4)	—
Net non-cash increases to ROU assets and lease liabilities	$54	$68	$32

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

Cash payments for leases are included within Net cash (used in) provided by operating activities on the Consolidated Statements of Cash Flows.

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

Reductions of the Company’s ROU assets and lease liabilities generally relate to modifications to lease agreements that result in a reduction to future minimum lease payments, as well as changes in assessments that render it no longer reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period. The Company’s reduction of ROU assets and lease liabilities during 2023, 2022 and 2021 were not significant.

The weighted average remaining term of the Company’s leases was approximately 6 years each as of December 31, 2023, 2022 and 2021. The weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 6% as of December 31, 2023, and 5% as of December 31, 2022 and 2021.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in millions):

2024	$53
2025	43
2026	35
2027	27
2028	21
Thereafter	58
Total future minimum lease payments	$237
Less: Interest	(43)
Present value of lease liabilities	$194

Reported as of December 31, 2023:
Current portion of lease liabilities	$42
Long-term lease liabilities	152
Present value of lease liabilities	$194

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Revenues earned from lease arrangements under which the Company is a lessor during the years ended December 31, 2023, 2022 and 2021 were not significant.

Note 14 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	December 31,
	2023	2022
Unremitted cash collections due to banks on factored accounts receivable	$112	$130
Payroll and benefits	83	90
Settlement	45	180
Current portion of lease liabilities	42	37
Customer rebates	40	55
Incentive compensation	47	107
Warranty	27	26
Exit and restructuring	22	9
Freight and duty	10	19
Foreign exchange contracts	7	19
Other	69	72
Accrued liabilities	$504	$744

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Year Ended December 31,
Warranty Reserve	2023	2022	2021
Balance at the beginning of the year	$26	$26	$24
Warranty expense	29	29	33
Warranties fulfilled	(28)	(29)	(31)
Balance at the end of the year	$27	$26	$26

Commitments

The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud services, which contain minimum purchase requirements and are non-cancellable. Commitments under these multi-year contracts, which exclude routine purchase orders for goods and services, are as follows (in millions):

2024	$31
2025	46
2026	47
Thereafter	—
Total	$124

We record a liability for non-cancellable purchase commitments for quantities in excess of our forecasted demand consistent with the assessment of net realizable value of our inventory. As of December 31, 2023, the liability for these purchase commitments was $11 million and is included within Current liabilities on the Consolidated Balance Sheets. In addition, the Company recorded a $10 million charge in the current year, associated with the partial cancellation of a purchase commitment, which is also included within Current liabilities on the Consolidated Balance Sheets as of December 31, 2023. There were no significant liabilities related to purchase commitments as of December 31, 2022.

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

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. The payment terms under the Settlement consisted of 8 quarterly payments of $45 million that began in the second quarter of 2022. The final remaining quarterly payment will be paid in the first quarter of 2024 and is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 15 Share-Based Compensation

The Company issues share-based compensation awards under the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”), approved by shareholders in 2018 which superseded and replaced all prior share-based incentive plans. Outstanding awards issued prior to the 2018 Plan are governed by the provisions of those plans until such awards have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with their terms. Awards available under the 2018 Plan include stock-settled awards, including stock-settled restricted stock units, stock-settled performance stock units, restricted stock awards, performance share awards, stock appreciation rights, incentive stock options, and non-qualified stock options. Awards available under the 2018 Plan also include cash-settled awards, including cash-settled stock appreciation rights, cash-settled restricted stock units, and cash-settled performance stock units. No awards remain available for future grants under previous plans.

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of December 31, 2023, the Company had 2,274,779 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2023	2022	2021
Cost of sales	$6	$6	$8
Selling and marketing	16	22	26
Research and development	25	34	28
General and administration	19	34	31
Total compensation expense	$66	$96	$93
Income tax benefit	$13	$17	$14

As of December 31, 2023, total unearned compensation cost related to the Company’s share-based compensation plans was $92 million, which will be recognized over the weighted average remaining service period of approximately 1.4 years.

The majority of the Company’s share-based compensation awards are generally issued as part of its employee and non-employee director incentive program during the second quarter of each fiscal year. The Company also issues awards associated with business acquisitions or other off-cycle events. The majority of the Company’s share-based compensation is comprised of stock-settled awards.

Stock-settled awards
Beginning in 2021, the Company began issuing stock-settled restricted stock units (“stock-settled RSUs”) and stock-settled performance share units (“stock-settled PSUs”) for the majority of its share-based compensation awards. Prior to 2021, the Company primarily awarded restricted stock awards (“RSAs”) and performance share awards (“PSAs”). The Company’s awards are typically time-vested with stock-settled RSUs and RSAs vesting ratably in three annual installments and stock-settled PSUs and PSAs vesting at the end of the three-year period.

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

The Company also issues RSAs to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During fiscal 2023, there were 6,640 shares granted to non-employee directors compared to 5,686 and 2,877 during fiscal 2022 and 2021, respectively. The shares vest immediately upon grant.

A summary of the Company’s restricted and performance stock-settled awards for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31, 2023
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	242,732	$404.19	105,928	$406.89	46,971	$271.92	35,246	$245.79
Granted	336,168	260.31	104,620	258.57	6,640	271.77	—	—
Released	(95,837)	412.47	(64)	482.42	(51,695)	267.66	(35,171)	245.82
Forfeited (1)	(45,684)	332.66	(14,552)	313.74	(1,483)	335.98	(75)	244.97
Outstanding at end of year	437,379	$299.19	195,932	$334.59	433	$477.74	—	$—
(1) The increase in forfeitures for RSUs and PSUs as compared to previous years was primarily due to the Company’s 2022 Productivity Plan and VRP.

	Year Ended December 31, 2022
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34
Granted	181,351	359.02	70,777	367.16	6,122	321.03	—	—
Released	(48,095)	518.64	(226)	482.42	(104,891)	248.36	(38,671)	206.62
Forfeited	(20,533)	463.11	(2,314)	410.80	(8,582)	259.93	(115)	244.62
Outstanding at end of year	242,732	$404.19	105,928	$406.89	46,971	$271.92	35,246	$245.79

	Year Ended December 31, 2021
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	—	$—	—	$—	318,565	$228.08	126,022	$199.77
Granted	134,419	518.39	38,393	482.42	6,005	486.02	—	—
Released	(674)	489.16	—	—	(159,702)	212.33	(49,236)	160.11
Forfeited	(3,736)	509.58	(702)	482.42	(10,546)	239.78	(2,754)	236.18
Outstanding at end of year	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances and did not issue any SARs during the years ended December 31, 2023, 2022 or 2021. The total fair value of SARs granted during the year ended December 31, 2020 was $6 million, which was estimated on the respective dates of grant using a binomial model.

A summary of the Company’s SARs is as follows:

	2023		2022		2021
	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price
Outstanding at beginning of year	443,476	$122.67	474,151	$121.05	638,124	$113.98
Granted	—	—	—	—	—	—
Exercised	(42,957)	99.39	(28,659)	88.35	(159,035)	89.87
Forfeited	(976)	244.15	(1,987)	229.46	(4,938)	213.80
Expired	(705)	78.54	(29)	205.12	—	—
Outstanding at end of year	398,838	$124.96	443,476	$122.67	474,151	$121.05
Exercisable at end of year	385,305	$120.35	400,351	$110.14	383,273	$97.29

The following table summarizes information about SARs outstanding as of December 31, 2023:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$60	$59
Weighted-average remaining contractual life (in years)	1.7	1.7

The intrinsic value of SARs exercised during fiscal 2023, 2022 and 2021 was $8 million, $8 million and $69 million, respectively. The total fair value of SARs that vested during fiscal 2023, 2022 and 2021 was $2 million, $3 million and $5 million, respectively.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled stock appreciation rights, cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated as the fair value on grant date multiplied by the number of share-equivalents granted. The expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $9 million, $5 million and $11 million in 2023, 2022 and 2021, respectively. Share-equivalents issued under these programs totaled 45,460, 66,923 and 11,644 in fiscal 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of December 31, 2023, 1,342,239 shares remained available for future purchase.

Note 16 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$167	$(69)	$328
Outside U.S.	167	613	640
Total	$334	$544	$968
Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$2	$141	$63
State	8	22	12
Foreign	63	126	124
Total current	$73	$289	$199
Deferred:
Federal	(5)	(168)	(48)
State	(7)	(22)	(12)
Foreign	(23)	(18)	(8)
Total deferred	$(35)	$(208)	$(68)
Total	$38	$81	$131

The Company’s effective tax rates were 11.4%, 14.9% and 13.5% for the years ended December 31, 2023, 2022 and 2021, respectively.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below:

	Year Ended December 31,
	2023	2022	2021
Provision computed at statutory rate	21.0%	21.0%	21.0%
Remeasurement of deferred taxes	(2.4)	(0.4)	(1.0)
Change in valuation allowance	2.3	0.1	(0.1)
U.S. impact of Enterprise acquisition	0.3	0.4	0.3
Change in contingent income tax reserves	0.4	(0.3)	(0.2)
Foreign earnings subject to U.S. taxation	(5.3)	(3.5)	(2.0)
Foreign rate differential	(0.1)	(3.4)	(1.7)
State income tax, net of federal tax benefit	0.5	(0.5)	0.3
Tax credits	(5.5)	(3.1)	(2.0)
Equity compensation deductions	0.4	(0.1)	(2.4)
Return to provision and other true ups	(1.8)	1.5	(0.9)
Settlements with tax authorities	0.3	2.0	0.0
Permanent differences and other	1.3	1.2	2.2
Provision for income taxes	11.4%	14.9%	13.5%

For the year ended December 31, 2023, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefit related to foreign earnings subject to U.S. taxation, remeasurements of deferred taxes, and the generation of tax credits. For the year ended December 31, 2022, the Company’s effective tax rate was lower than the federal statutory rate of 21% due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of foreign earnings subject to U.S. taxation. For the year ended December 31, 2021, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of share-based compensation benefits.

In December of 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a global minimum tax rate of 15%. Several member countries have enacted Pillar Two provisions that are effective in 2024. The Company believes it will qualify for safe harbor exemptions in many of these jurisdictions and any remaining impact to future effective tax rates and corporate tax liability will be minimal.

The Company earns a significant amount of its operating income outside of the U.S. that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the U.K. and Singapore. The Company had an incentivized tax rate from the Singapore Economic Development Board, which reduced the income tax rate in that jurisdiction effective for calendar years 2019 to 2023. The Company has not renewed the incentivized tax rate for future years, which did not have a significant impact on our current year effective tax rate nor is it expected to have a significant impact on future year effective tax rates.

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Capitalized research expenditures	$225	$138
Deferred revenue	76	93
Tax credits	43	32
Net operating loss carryforwards	435	432
Other accruals	38	31
Inventory items	23	21
Sales return/rebate reserve	42	81
Share-based compensation expense	15	14
Legal accrual	13	55
Lease liabilities	23	23
Valuation allowance	(422)	(420)
Total deferred tax assets	$511	$500
Deferred tax liabilities:
Depreciation and amortization	103	127
Unrealized gains and losses on securities and investments	11	12
Undistributed earnings	2	2
Right of use lease assets	19	20
Other	5	7
Total deferred tax liabilities	$140	$168
Net deferred tax assets	$371	$332

For tax years beginning in 2022, the Tax Cuts and Jobs Act of 2017 imposed a requirement that all R&D expenses be capitalized and amortized for U.S. tax purposes. The effect of this new provision is an increase of approximately $100 million and $130 million to deferred tax assets for the years ended December 31, 2023 and 2022, respectively, with corresponding increases to the current tax liabilities.

The Company’s valuation allowance primarily relates to Luxembourg reorganization activities in 2019, which had resulted in the realization of deferred tax liabilities and a corresponding increase in valuation allowances related to depreciation and amortization. The Company’s valuation allowance also consists of certain net operating loss (“NOL”) and credit carryforwards for which the Company believes it is more likely than not that a tax benefit will not be realized. With respect to all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize a tax benefit. There were no significant adjustments to the Company’s valuation allowance during the year ended December 31, 2023.

As of December 31, 2023, the Company had approximately $435 million (tax effected) of “NOLs” and $43 million of credit carryforwards. Approximately $171 million of NOLs will expire beginning in 2024 through 2039, and $34 million of credits will expire beginning in 2024 through 2041, with the remaining amounts of NOLs and credit carryforwards having no expiration dates.

The Company is subject to the GILTI, BEAT and FDII provisions, for which we recorded an income tax benefit of $16 million, $19 million and $20 million for the years ended December 31, 2023, 2022 and 2021, respectively. These impacts are included in the calculation of the Company’s effective tax rate.

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

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2023	2022
Balance at beginning of year	$7	$7
Additions for tax positions related to the current year	11	—
Additions for tax positions related to prior years	—	3
Settlements for tax positions	—	(2)
Lapse of statutes	(1)	(1)
Balance at end of year	$17	$7

As of December 31, 2023 and December 31, 2022, there were $9 million and $7 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Additionally, fiscal years 2009 through 2023 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.

As of December 31, 2023, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

The Company recognized less than $1 million of net tax benefit associated with interest and penalties related to income tax matters during the years ended December 31, 2023 and 2022. The Company recognized no expense or benefit for interest and penalties during the year ended December 31, 2021. The expense or benefit associated with interest and penalties is reflected within Income tax expense on the Consolidated Statements of Operations. The Company has included $4 million and $5 million of estimated interest and penalty obligations within Other long-term liabilities on the Consolidated Balance Sheets each as of December 31, 2023 and 2022, respectively.

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

Earnings per share (in millions, except share data):

	Year Ended December 31,
	2023	2022	2021
Basic:
Net income	$296	$463	$837
Weighted-average shares outstanding	51,378,051	52,207,903	53,446,399
Basic earnings per share	$5.75	$8.86	$15.66

Diluted:
Net income	$296	$463	$837
Weighted-average shares outstanding	51,378,051	52,207,903	53,446,399
Dilutive shares	332,911	350,809	456,031
Diluted weighted-average shares outstanding	51,710,962	52,558,712	53,902,430
Diluted earnings per share	$5.72	$8.80	$15.52

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 129,856, 173,519 and 8,000 shares that were anti-dilutive for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 18 Accumulated Other Comprehensive (Loss) Income

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

The changes in each component of AOCI during the three years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Unrealized (loss) gain on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(28)	$(41)	$(69)
Other comprehensive income (loss) before reclassifications	55	(6)	49
Amounts reclassified from AOCI(1)	2	—	2
Tax effect	(11)	—	(11)
Other comprehensive income (loss), net of tax	46	(6)	40
Balance at December 31, 2021	18	(47)	(29)
Other comprehensive income (loss) before reclassifications	50	(8)	42
Amounts reclassified from AOCI(1)	(87)	—	(87)
Tax effect	8	—	8
Other comprehensive (loss), net of tax	(29)	(8)	(37)
Balance at December 31, 2022	(11)	(55)	(66)
Other comprehensive (loss) income before reclassifications	(7)	6	(1)
Amounts reclassified from AOCI(1)	15	—	15
Tax effect	(2)	—	(2)
Other comprehensive income, net of tax	6	6	12
Balance at December 31, 2023	$(5)	$(49)	$(54)

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

The Company has two Receivables Factoring arrangements. One arrangement allows for the factoring of up to €150 million of uncollected receivables originated from the EMEA and Asia-Pacific regions. In the third quarter, the Company amended its second arrangement to allow the factoring of uncollected receivables originated from the EMEA region from up to $25 million to $50 million. Otherwise, the amendment did not substantially change the terms of the arrangement.

The Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $1 million and $12 million as of December 31, 2023 and December 31, 2022, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the years ended December 31, 2023, 2022 and 2021, the Company received cash proceeds of $1,404 million, $1,496 million and $1,504 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of December 31, 2023 and 2022, there were a total of $56 million and $61 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $112 million and $130 million of obligations that were not yet remitted to banks as of December 31, 2023 and 2022, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements are included within Other expense, net on the Consolidated Statements of Operations and were $11 million, $5 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In the second quarter of 2023, our advanced location technology solutions business, which is primarily comprised of RFID devices and RTLS offerings, moved from our EVM segment into our AIT segment contemporaneous with a change in our organizational structure and management of the business. We have reported our segment results reflecting this change, including historical periods, on a comparable basis. This change does not have an impact on the Consolidated Financial Statements.

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Net sales:
AIT	$1,651	$1,837	$1,734
EVM	2,933	3,944	3,899
Total segment Net sales	4,584	5,781	5,633
Corporate (1)	—	—	(6)
Total Net sales	$4,584	$5,781	$5,627
Operating income:
AIT(2)	$346	$361	$386
EVM(2)	343	711	746
Total segment operating income	689	1,072	1,132
Corporate (1)	(208)	(543)	(153)
Total Operating income	$481	$529	$979

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

Sales to significant customers
The Company has three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of total Company Net sales during the years ended December 31, 2023, 2022 and 2021. The approximate percentage of our segment and Company total Net sales to these customers were as follows:

	Year Ended December 31,
	2023			2022			2021
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	5%	13%	18%	7%	14%	21%	7%	15%	22%
Customer B	8%	6%	14%	6%	9%	15%	5%	9%	14%
Customer C	4%	8%	12%	4%	9%	13%	3%	10%	13%
These customers accounted for 22%, 10% and 17%, respectively, of accounts receivable as of December 31, 2023, and 22%, 20% and 18%, respectively, of accounts receivable as of December 31, 2022. No other customer accounted for more than 10% of total Net sales during the years ended December 31, 2023, 2022 or 2021, or more than 10% of outstanding accounts receivable as of December 31, 2023 or 2022.

Geographic data
Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
North America	$2,405	$2,919	$2,819
EMEA	1,414	1,920	1,976
Asia-Pacific	481	609	543
Latin America	284	333	289
Total Net sales	$4,584	$5,781	$5,627

The U.S. and Germany were the only countries that accounted for more than 10% of the Company’s net sales in 2023, 2022 and 2021. Net sales during these years were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$2,330	$2,840	$2,784
Germany	682	949	901
Other	1,572	1,992	1,942
Total Net sales	$4,584	$5,781	$5,627

Geographic data for long-lived assets is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
North America	$338	$336	$290
EMEA	61	58	68
Asia-Pacific	73	35	39
Latin America	6	5	6
Total long-lived assets	$478	$434	$403

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2023, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included in the latter portion of this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control over Financial Reporting
We have audited Zebra Technologies Corporation and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Zebra Technologies Corporation as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 15, 2024

Item 9B.Other Information
None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

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

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date or Period End Date	Filed or Furnished Within
3.1(i)	Restated Certificate of Incorporation of the Company.	8-K	3.1(i)	August 6, 2012
3.1(ii)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of December 5, 2022	8-K	3.1	December 8, 2022
4.1	Specimen stock certificate representing Class A Common Stock.	10-K	4.1	December 31, 2017
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act	10-K	4.2	December 31, 2019
10.1	Employee Agreement between Nathan Winters and the Company Dated January 11, 2021. +	10-K	10.1	December 31, 2020
10.2	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.	10-K	10.6	December 31, 2016
10.3	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +	10-Q	10.1	June 28, 2014
10.4	2015 Long-Term Incentive Plan. +	10-K	10.11	December 31, 2017
10.5	2018 Long-Term Incentive Plan. +	S-8	4.1	June 1, 2018
10.6	2005 Executive Deferred Compensation Plan, as amended and restated as of January 1, 2022. +	10-K	10.6	December 31, 2021
10.7	Amended and Restated Employment Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.10	April 3, 2010
10.8	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of May 6, 2010. +	10-Q	10.11	April 3, 2010
10.9	Letter Agreement between Zebra Technologies Corporation and Anders Gustafsson dated as of March 1, 2023 +	8-K	10.2	December 8, 2022
10.10	Employment Agreement between Zebra Technologies Corporation and William Burns dated as of March 1, 2023 +	8-K	10.1	December 8, 2022
10.11	Form of 2013-16 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	March 30, 2013

10.12	Form of 2017 time-vested stock appreciation rights agreement for employees other than CEO. +	10-Q	10.1	April 1, 2017
10.13	Form of 2018 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 30, 2018
10.14	Form of 2019 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 29, 2019
10.15	Form of 2020 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 27, 2020
10.16	Form of 2021 stock settled stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.3	July 3, 2021
10.17	Form of 2022 stock appreciation rights agreement for employees other than the CEO +	10-Q	10.3	July 2, 2022
10.18	Form of 2023 stock-settled stock appreciation rights agreement for employees (including the CEO). +	10-Q	10.3	July 1, 2023
10.19	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.4	March 30, 2013
10.20	Form of 2017 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.2	April 1, 2017
10.21	Form of 2018 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 30, 2018
10.22	Form of 2019 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 29, 2019
10.23	Form of 2020 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 27, 2020
10.24	Form of 2021 time-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.2	July 3, 2021
10.25	Form of 2022 time-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.2	July 2, 2022
10.26	Form of 2023 time-restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.2	July 1, 2023
10.27	Form of 2021 performance-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.1	July 3, 2021
10.28	Form of 2022 performance-vested restricted stock unit agreement for employees other than CEO +	10-Q	10.1	July 2, 2022
10.29	Form of 2023 performance-vested restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.1	July 1, 2023
10.30	Form of 2021 time-vested restricted stock unit agreement for CEO. +	10-Q	10.5	July 3, 2021
10.31	Form of 2022 time-vested restricted stock unit agreement for CEO +	10-Q	10.5	July 2, 2022
10.32	Form of 2021 performance-vested restricted stock unit agreement for CEO. +	10-Q	10.4	July 3, 2021
10.33	Form of 2022 performance-vested restricted stock unit agreement for CEO+	10-Q	10.4	July 2, 2022
10.34	Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.1	July 1, 2017
10.35	Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.7	June 30, 2018
10.36	Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.1	September 28, 2019

10.37	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018, Amendment No. 2 dated August 9, 2019, and Amendment No. 3 dated May 25, 2022), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.7	July 2, 2022
10.38	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.2	September 28, 2019
10.39	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.	10-Q	10	September 26, 2020
10.40	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.34	December 31, 2017
10.41	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.35	December 31, 2017
10.42	Second Amendment to Lease dated as of June 1, 2022 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-Q	10.6	July 2, 2022
10.43	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer.	10-K	10.36	December 31, 2017
10.44	Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC.	10-K	10.37	December 31, 2017
10.45	Second Amendment to Receivables Financing Agreement, dated as of March 19, 2021 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	April 3, 2021
10.46	Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.	10-K	10.43	December 31, 2018
10.47	Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-Q	10.7	June 27, 2020
10.48	First Deed of Amendment relating to the Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-K	10.50	December 31, 2020
10.49	English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.8	June 27, 2020
10.50	Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.9	June 27, 2020

21	Subsidiaries of the Company.	X
23	Consent of Ernst & Young LLP, independent registered public accounting firm.	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Accounting Restatement Clawback Policy	X
101
The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February 2024.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ William J. Burns
William J. Burns
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Burns William J. Burns	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024
/s/ Nathan Winters Nathan Winters	Chief Financial Officer (Principal Financial Officer)	February 15, 2024

/s/ Colleen M. O’Sullivan Colleen M. O’Sullivan	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 15, 2024

/s/ Anders Gustafsson Anders Gustafsson	Executive Chair	February 15, 2024

/s/ Michael A. Smith Michael A. Smith	Lead Independent Director	February 15, 2024

/s/ Linda M. Connly Linda M. Connly	Director	February 15, 2024

/s/ Nelda J. Connors Nelda J. Connors	Director	February 15, 2024

/s/ Satish Dhanasekaran Satish Dhanasekaran	Director	February 15, 2024

/s/ Richard L. Keyser Richard L. Keyser	Director	February 15, 2024

/s/ Ross W. Manire Ross W. Manire	Director	February 15, 2024

/s/ Frank B. Modruson Frank B. Modruson	Director	February 15, 2024

/s/ Janice M. Roberts Janice M. Roberts	Director	February 15, 2024