Form 10-Q
period 2024-03-30
ZEBRA TECHNOLOGIES CORP
filed 2024-04-30
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 23, 2024, there were 51,419,403 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127	$137
Accounts receivable, net of allowances for doubtful accounts of $1 each as of March 30, 2024 and December 31, 2023	599	521
Inventories, net	705	804
Income tax receivable	36	63
Prepaid expenses and other current assets	160	147
Total Current assets	1,627	1,672
Property, plant and equipment, net	304	309
Right-of-use lease assets	166	169
Goodwill	3,894	3,895
Other intangibles, net	501	527
Deferred income taxes	455	438
Other long-term assets	312	296
Total Assets	$7,259	$7,306
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$272	$173
Accounts payable	467	456
Accrued liabilities	437	504
Deferred revenue	456	458
Income taxes payable	11	7
Total Current liabilities	1,643	1,598
Long-term debt	1,815	2,047
Long-term lease liabilities	151	152
Deferred income taxes	66	67
Long-term deferred revenue	304	312
Other long-term liabilities	111	94
Total Liabilities	4,090	4,270
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	629	615
Treasury stock at cost, 20,751,889 and 20,772,995 shares as of March 30, 2024 and December 31, 2023, respectively	(1,858)	(1,858)
Retained earnings	4,447	4,332
Accumulated other comprehensive loss	(50)	(54)
Total Stockholders’ Equity	3,169	3,036
Total Liabilities and Stockholders’ Equity	$7,259	$7,306
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales:
Tangible products	$929	$1,170
Services and software	246	235
Total Net sales	1,175	1,405
Cost of sales:
Tangible products	498	618
Services and software	114	120
Total Cost of sales	612	738
Gross profit	563	667
Operating expenses:
Selling and marketing	148	161
Research and development	138	146
General and administrative	81	99
Amortization of intangible assets	26	26
Acquisition and integration costs	1	—
Exit and restructuring costs	10	10
Total Operating expenses	404	442
Operating income	159	225
Other income (loss), net:
Foreign exchange gain	3	1
Interest expense, net	(17)	(37)
Other expense, net	(3)	(4)
Total Other expense, net	(17)	(40)
Income before income tax	142	185
Income tax expense	27	35
Net income	$115	$150
Basic earnings per share	$2.24	$2.92
Diluted earnings per share	$2.23	$2.90
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$115	$150
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on sales hedging	9	(3)
Foreign currency translation adjustment	(5)	3
Comprehensive income	$119	$150
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	21,312	—	(3)	—	—	—	(3)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(206)	—	—	—	—	—	—
Share-based compensation	—	—	17	—	—	—	17
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at March 30, 2024	51,399,968	$1	$629	$(1,858)	$4,447	$(50)	$3,169

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	29,784	—	5	—	—	—	5
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(504)	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	—	18
Repurchase of common stock	(55,811)	—	—	(15)	—	—	(15)
Net income	—	—	—	—	150	—	150
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at April 1, 2023	51,424,969	$1	$584	$(1,814)	$4,186	$(66)	$2,891

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$115	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43	44
Share-based compensation	17	18
Deferred income taxes	(21)	(20)
Unrealized (gain) loss on forward interest rate swaps	(13)	13
Other, net	1	2
Changes in operating assets and liabilities:
Accounts receivable, net	(80)	33
Inventories, net	98	26
Other assets	(9)	(27)
Accounts payable	13	(212)
Accrued liabilities	(28)	(82)
Deferred revenue	(9)	22
Income taxes	43	5
Settlement liability	(45)	(45)
Other operating activities	—	(3)
Net cash provided by (used in) operating activities	125	(76)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14)	(16)
Proceeds from sale of short-term investments	3	—
Purchases of long-term investments	—	(1)
Net cash used in investing activities	(11)	(17)
Cash flows from financing activities:
Payments of long-term debt	(284)	(119)
Proceeds from issuance of long-term debt	151	191
Payments for repurchases of common stock	—	(15)
Net (payments) proceeds related to share-based compensation plans	(3)	5
Change in unremitted cash collections from servicing factored receivables	9	8
Other financing activities	3	—
Net cash (used in) provided by financing activities	(124)	70
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1)	(1)
Net decrease in cash and cash equivalents, including restricted cash	(11)	(24)
Cash and cash equivalents, including restricted cash, at beginning of period	138	117
Cash and cash equivalents, including restricted cash, at end of period	$127	$93
Less restricted cash, included in Prepaid expenses and other current assets	—	(8)
Cash and cash equivalents at end of period	$127	$85
Supplemental disclosures of cash flow information:
Income taxes paid	$3	$54
Interest paid	$30	$24
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

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of March 30, 2024, the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended March 30, 2024 and April 1, 2023. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2024.

Note 2 Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Significant Accounting Policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods, solutions or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods, solutions or services.

Revenues for tangible products are generally recognized upon shipment, whereas revenues for services and solution offerings are generally recognized over time by using an output or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or over time using a time-based method, depending on how control is transferred to the customer. In cases where a bundle of products, services, solutions and/or software are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	March 30, 2024			April 1, 2023
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$365	$27	$392	$495	$27	$522
EVM	564	219	783	675	208	883
Total	$929	$246	$1,175	$1,170	$235	$1,405

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to repair and support services, as well as software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,126 million and $1,127 million, inclusive of deferred revenue, as of March 30, 2024 and December 31, 2023, respectively. On average, remaining performance obligations as of March 30, 2024 and December 31, 2023 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $17 million and $16 million as of March 30, 2024 and December 31, 2023. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three months ended March 30, 2024 and April 1, 2023, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $760 million and $770 million as of March 30, 2024 and December 31, 2023, respectively. During the three months ended March 30, 2024, the Company recognized $146 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2023. During the three months ended April 1, 2023, the Company recognized $135 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2022.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	March 30, 2024	December 31, 2023
Raw materials (1)	$370	$403
Work in process	5	4
Finished goods	330	397
Total Inventories, net	$705	$804

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $113 million as of both March 30, 2024 and December 31, 2023.

The Company did not make any payments for the purchase of long-term investments during the three months ended March 30, 2024. During the three months ended April 1, 2023, the Company paid $1 million for the purchase of long-term investments. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations and were not significant for the three months ended March 30, 2024 or April 1, 2023.

Note 6 Exit and Restructuring Costs
Total charges associated with the 2022 Productivity Plan and the U.S. voluntary retirement plan, which was completed in 2023, were $120 million incurred to date, including $10 million recorded during the three months ended March 30, 2024. The Company expects to incur an additional $10 million in the current year associated with its 2022 Productivity Plan. The costs of these plans are classified within Exit and restructuring on the Consolidated Statements of Operations. The Company’s remaining payment obligations of $12 million, are reflected within Accrued liabilities on the Consolidated Balance Sheets.

The Company’s liability associated with Exit and restructuring was:

Balance as of December 31, 2023	$22
Exit and restructuring charges	10
Non-cash utilization	(1)
Cash payments	(19)
Balance as of March 30, 2024	$12

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
The Company’s financial assets and liabilities carried at fair value as of March 30, 2024, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$—	$6	$—	$6
Forward interest rate swap contracts (2)	—	100	—	100
Investments related to the deferred compensation plan	43	—	—	43
Total Assets at fair value	$43	$106	$—	$149
Liabilities:
Forward interest rate swap contracts (2)	$—	$33	$—	$33
Liabilities related to the deferred compensation plan	43	—	—	43
Total Liabilities at fair value	$43	$33	$—	$76
The Company’s financial assets and liabilities carried at fair value as of December 31, 2023, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$83	$—	$83
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$41	$83	$—	$124
Liabilities:
Foreign exchange contracts (1)	$1	$6	$—	$7
Forward interest rate swap contracts (2)	—	28	—	28
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$42	$34	$—	$76

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points.

•Fair value of hedges against net assets denominated in foreign currencies is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period-end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	March 30, 2024	December 31, 2023
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$6	$—
Foreign exchange contracts	Accrued liabilities	—	(6)
Total derivative instruments designated as hedges		$6	$(6)

Derivative instruments not designated as hedges:
Forward interest rate swaps	Prepaid expenses and other current assets	$36	$34
Forward interest rate swaps	Other long-term assets	64	49
Foreign exchange contracts	Accrued liabilities	—	(1)
Forward interest rate swaps	Accrued liabilities	(13)	(12)
Forward interest rate swaps	Other long-term liabilities	(20)	(16)
Total derivative instruments not designated as hedges		$67	$54
Total net derivative asset		$73	$48
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended
	Statements of Operations Classification	March 30, 2024	April 1, 2023
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain	$1	$(5)
Forward interest rate swaps	Interest expense, net	20	(7)
Total net gain (loss) recognized in income		$21	$(12)

Activities related to derivative instruments are reflected within Net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been increased by $1 million as of both March 30, 2024 and December 31, 2023, respectively.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $1 million of gains and $3 million of losses for the three months ended March 30, 2024 and April 1, 2023, respectively. As of March 30, 2024 and December 31, 2023, the notional amounts of the Company’s foreign exchange cash flow hedges were €551 million and €485 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	March 30, 2024		December 31, 2023
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£6		£11
Euro/U.S. Dollar		€96		€80
Euro/Czech Koruna		€16		€17
Japanese Yen/U.S. Dollar		¥120		¥685
Singapore Dollar/U.S. Dollar	S$	19	S$	14
Mexican Peso/U.S. Dollar	Mex$	174	Mex$	144
Polish Zloty/U.S. Dollar	zł	19	zł	116
Net fair value of assets (liabilities) of outstanding contracts		$—		$(1)

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

The Company manages its exposure to changes in interest rates by utilizing long-term forward interest rate swaps to hedge this exposure and to achieve a desired proportion of fixed versus variable-rate debt, based on current and projected market conditions. The Company has interest rate swap agreements with a total notional amount of $800 million and $400 million, through October 2027 and June 2030, respectively, that are intended to result in a fixed interest rate on a portion of its variable rate debt. These agreements are subject to monthly net cash settlements.

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	March 30, 2024	December 31, 2023
Term Loan A	$1,641	$1,684
Revolving Credit Facility	172	413
Receivables Financing Facilities	280	129
Total debt	$2,093	$2,226
Less: Debt issuance costs	(2)	(2)
Less: Unamortized discounts	(4)	(4)
Less: Current portion of debt	(272)	(173)
Total long-term debt	$1,815	$2,047

As of March 30, 2024, the future maturities of debt are as follows (in millions):

2024 (9 months remaining)	$261
2025	66
2026	88
2027	1,678
Total future maturities of debt	$2,093
All borrowings as of March 30, 2024 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.1 billion and $2.2 billion as of March 30, 2024 and December 31, 2023, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2025 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of March 30, 2024, the Term Loan A interest rate was 6.68%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of March 30, 2024, the Company had letters of credit totaling $11 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,489 million. As of March 30, 2024, the Revolving Credit Facility had an average interest rate of 6.68%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its facilities as secured borrowings. During the first quarter of 2024, the Company amended its first facility, which allows for borrowings up to $180 million, to extend the maturity to March 19, 2027, but otherwise did not substantially change the terms of the facility. The Company’s second facility allows for borrowings of up to $100 million, matures on May 13, 2024 and is not expected to be renewed.

As of March 30, 2024, the Company’s Consolidated Balance Sheets included $504 million of gross receivables that were pledged under the facilities. As of March 30, 2024, $280 million had been borrowed, of which $261 million was classified as current. Borrowings under the facilities bear interest at a variable rate plus an applicable margin. As of March 30, 2024, the facilities had an average interest rate of 6.56%. Interest is paid monthly on these borrowings.

Each of the Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 8, Derivative Instruments for further information.

As of March 30, 2024, the Company was in compliance with all debt covenants.

Note 10 Leases

During the three months ended March 30, 2024, the Company recorded an additional $10 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the commencement of a new office facility lease as well as contract modifications that extended existing lease terms.

Future minimum lease payments under non-cancellable leases as of March 30, 2024 were as follows (in millions):

2024 (9 months remaining)	$40
2025	42
2026	36
2027	28
2028	24
Thereafter	64
Total future minimum lease payments	$234
Less: Interest	(42)
Present value of lease liabilities	$192

Reported as of March 30, 2024:
Current portion of lease liabilities	$41
Long-term lease liabilities	151
Present value of lease liabilities	$192

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	March 30, 2024	December 31, 2023
Unremitted cash collections due to banks on factored accounts receivable	$121	$112
Payroll and benefits	61	83
Incentive compensation	61	47
Current portion of lease liabilities	41	42
Customer rebates	37	40
Warranty	27	27
Short-term interest rate swaps	13	12
Freight and duty	12	10
Exit and restructuring	12	22
Settlement	—	45
Other	52	64
Accrued liabilities	$437	$504

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at the beginning of the period	$27	$26
Warranty expense	7	7
Warranties fulfilled	(7)	(7)
Balance at the end of the period	$27	$26

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

Note 12 Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2024 and April 1, 2023 was 19.0% and 18.9%, respectively. In the current and prior period, the variance from the 21% federal statutory rate was primarily due to the generation of tax credits and the favorable impacts of foreign earnings subject to U.S. taxation.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Basic:
Net income	$115	$150
Weighted-average shares outstanding	51,387,570	51,420,536
Basic earnings per share	$2.24	$2.92

Diluted:
Net income	$115	$150
Weighted-average shares outstanding	51,387,570	51,420,536
Dilutive shares	402,931	327,533
Diluted weighted-average shares outstanding	51,790,501	51,748,069
Diluted earnings per share	$2.23	$2.90

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 18,095 and 56,291 shares that were anti-dilutive for the three months ended March 30, 2024 and April 1, 2023, respectively.

Note 14 Accumulated Other Comprehensive (Loss) Income

Stockholders’ equity includes certain items classified as AOCI, including:

•Unrealized gain (loss) on sales hedging which relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 8, Derivative Instruments for more details.

•Foreign currency translation adjustments which relates to the Company’s non-U.S. subsidiary companies that have designated a functional currency other than the U.S. Dollar. The Company translates the subsidiary functional currency financial statements to U.S. Dollars using a combination of historical, period-end, and average foreign exchange rates. This combination of rates creates the foreign currency translation adjustment component of AOCI.

The changes in each component of AOCI during the three months ended March 30, 2024 and April 1, 2023 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive (loss) income before reclassifications	(7)	3	(4)
Amounts reclassified from AOCI(1)	3	—	3
Tax effect	1	—	1
Other comprehensive (loss) income, net of tax	(3)	3	—
Balance at April 1, 2023	$(14)	$(52)	$(66)

Balance at December 31, 2023	$(5)	$(49)	$(54)
Other comprehensive income (loss) before reclassifications	13	(5)	8
Amounts reclassified from AOCI(1)	(1)	—	(1)
Tax effect	(3)	—	(3)
Other comprehensive income (loss), net of tax	9	(5)	4
Balance at March 30, 2024	$4	$(54)	$(50)
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

The Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $0 million and $1 million as of March 30, 2024 and December 31, 2023, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the three months ended March 30, 2024 and April 1, 2023, the Company received cash proceeds of $346 million and $373 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of March 30, 2024 and December 31, 2023, there were a total of $43 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $121 million and $112 million of obligations that were not yet remitted to banks as of March 30, 2024 and December 31, 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales:
AIT	$392	$522
EVM	783	883
Total Net sales	$1,175	$1,405
Operating income:
AIT(2)	$76	$129
EVM(2)	120	133
Total segment operating income	196	262
Corporate (1)	(37)	(37)
Total Operating income	$159	$225

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

Net sales by region were as follows (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
North America	$612	$725
EMEA	380	443
Asia-Pacific	112	154
Latin America	71	83
Total Net sales	$1,175	$1,405

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We design, manufacture, and sell a broad range of AIDC products, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and related software applications. We also provide machine vision and robotics automation solutions; a full range of services, including maintenance, technical support, repair, managed and professional services; as well as cloud-based software subscriptions. End-users of our products, solutions and services include those in the retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries within North America; Europe, Middle East, and Africa (“EMEA”); Asia Pacific; and Latin America.

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

We are a market leader in our core businesses, which are generally considered to be comprised of our mobile computing and data capture products, printing products and supplies, as well as support and repair services. We continue to focus on growth opportunities within adjacent and expansion markets by scaling and integrating our recent business acquisitions.

First Quarter 2024 Financial Summary and Other Recent Developments

•Net sales were $1,175 million in the current quarter compared to $1,405 million in the prior year.
•Operating income was $159 million in the current quarter compared to $225 million in the prior year.
•Net income was $115 million, or $2.23 per diluted share in the current quarter, compared to net income of $150 million, or $2.90 per diluted share in the prior year.
•Net cash provided by operating activities was $125 million in the current quarter compared to net cash used in operating activities of $76 million in the prior year.

Our first quarter of 2024 results continued to be impacted by broad-based softness across our end markets in all regions. While our current quarter results are below the first quarter of 2023, they have improved from the fourth quarter of 2023. As we entered the year, we saw a stabilization of distributor inventory levels and a modest recovery in the demand trends for our products resulting in a 16.5% increase in revenues from the fourth quarter of 2023. As discussed below, our first quarter results benefited from the actions taken under our 2022 Productivity Plan and the U.S. voluntary retirement plan. We expect revenues and profitability to improve sequentially from the first half to the second half of the current year, and on a year-over-year basis in the second half of the year.

Total charges associated with the 2022 Productivity Plan and the U.S. voluntary retirement plan, which was completed in 2023, are expected to be approximately $130 million, with $120 million incurred to date, including $10 million recorded in the current quarter. The remaining actions under the 2022 Productivity Plan are expected to be substantially completed in the second quarter of this year. The costs of these actions are classified within Exit and restructuring on the Consolidated Statements of Operations. The programs are expected to impact over 9% of our global employee base and are estimated to result in annualized net cost savings of approximately $120 million, primarily within Operating expenses. The Company has realized approximately $75 million of net savings to date, including $25 million in the current quarter.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales:
Tangible products	$929	$1,170	$(241)	(20.6)%
Services and software	246	235	11	4.7%
Total Net sales	1,175	1,405	(230)	(16.4)%
Gross profit	563	667	(104)	(15.6)%
Gross margin	47.9%	47.5%		40 bps
Operating expenses	404	442	(38)	(8.6)%
Operating income	$159	$225	$(66)	(29.3)%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
North America	$612	$725	$(113)	(15.6)%
EMEA	380	443	(63)	(14.2)%
Asia-Pacific	112	154	(42)	(27.3)%
Latin America	71	83	(12)	(14.5)%
Total Net sales	$1,175	$1,405	$(230)	(16.4)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended
	March 30, 2024	April 1, 2023	As a % of Net sales
			2024	2023
Selling and marketing	$148	$161	12.6%	11.5%
Research and development	138	146	11.7%	10.4%
General and administrative	81	99	6.9%	7.0%
Amortization of intangible assets	26	26	NM	NM
Acquisition and integration costs	1	—	NM	NM
Exit and restructuring costs	10	10	NM	NM
Total Operating expenses	$404	$442	34.4%	31.5%

Consolidated Organic Net sales decline:

Three Months Ended
March 30, 2024
Reported GAAP Consolidated Net sales decline	(16.4)%
Adjustments:
Impact of foreign currency translations (1)	(0.4)%
Consolidated Organic Net sales decline (2)	(16.8)%

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

(2)Consolidated Organic Net sales decline is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2024 compared to first quarter 2023

Total Net sales decreased $230 million or 16.4% compared to the prior year reflecting declines in both of our segments primarily due to continued softness across our end markets in all regions. Excluding the effects of currency changes, Consolidated Organic Net sales decreased by 16.8%.

Gross margin increased to 47.9% for the current year compared to 47.5% for the prior year. As compared to the prior year, Gross margin was higher in our EVM segment and lower in our AIT segment. Gross margins of both segments benefited from lower freight rates compared to the prior year and were negatively impacted by volume deleveraging.

Operating expenses for the quarters ended March 30, 2024 and April 1, 2023 were $404 million and $442 million, or 34.4% and 31.5% of Net sales, respectively. Current year Operating expenses were lower than the prior year primarily due to cost savings largely attributed to our Exit and restructuring actions. The increase as a percentage of Net sales over the prior year reflects the impact of expense deleveraging.

Operating income was $159 million for the current year compared to $225 million in the prior year. The decrease was due to lower Gross profit, partially offset by lower Operating expenses.

Net income decreased compared to the prior year primarily due to lower Operating income, as described above, partially offset by lower Other expense, net. The decrease in Other expense, net was primarily due to interest rate swap gains in the current year compared to losses in the prior year, partially offset by higher interest expense associated with higher interest rates and average outstanding debt levels in the current year.

The Company’s effective tax rates for the three months ended March 30, 2024 and April 1, 2023 were 19.0% and 18.9%, respectively.

Diluted earnings per share decreased to $2.23 as compared to $2.90 in the prior year due to lower Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales:
Tangible products	$365	$495	$(130)	(26.3)%
Services and software	27	27	—	—%
Total Net sales	392	522	(130)	(24.9)%
Gross profit	184	258	(74)	(28.7)%
Gross margin	46.9%	49.4%		(250) bps
Operating expenses	108	129	(21)	(16.3)%
Operating income	$76	$129	$(53)	(41.1)%

AIT Organic Net sales decline:

Three Months Ended
March 30, 2024
AIT Reported GAAP Net sales decline	(24.9)%
Adjustments:
Impact of foreign currency translations (1)	(0.4)%
AIT Organic Net sales decline (2)	(25.3)%

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

(2)AIT Organic Net sales decline is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2024 compared to first quarter 2023

Total Net sales for AIT decreased $130 million or 24.9% compared to the prior year primarily due to lower sales of printing products. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 25.3%.

Gross margin decreased to 46.9% in the current year compared to 49.4% for the prior year primarily due to unfavorable product mix and volume deleveraging, partially offset by lower freight rates.

Operating income decreased 41.1% in the current year compared to the prior year due to lower Gross profit, partially offset by lower Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales:
Tangible products	$564	$675	$(111)	(16.4)%
Services and software	219	208	11	5.3%
Total Net sales	783	883	(100)	(11.3)%
Gross profit	379	409	(30)	(7.3)%
Gross margin	48.4%	46.3%		210 bps
Operating expenses	259	276	(17)	(6.2)%
Operating income	$120	$133	$(13)	(9.8)%

EVM Organic Net sales decline:

Three Months Ended
March 30, 2024
EVM Reported GAAP Net sales decline	(11.3)%
Adjustments:
Impact of foreign currency translations (1)	(0.5)%
EVM Organic Net sales decline (2)	(11.8)%

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

(2)EVM Organic Net sales decline is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2024 compared to first quarter 2023

Total Net sales for EVM decreased $100 million or 11.3% compared to the prior year primarily due to lower sales of data capture products (contributing the majority of the total decrease) and mobile computing products, which were partially offset by higher sales of services and software. Excluding the impacts of foreign currency changes, EVM Organic Net sales decreased by 11.8%.

Gross margin increased to 48.4% in the current year compared to 46.3% for the prior year primarily due to higher service and software margins and lower freight rates, partially offset by product volume deleveraging.

Operating income for the current year decreased by 9.8% compared to the prior year due to lower Gross profit, partially offset by lower Operating expenses.

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

	Three Months Ended
Cash flow provided by (used in):	March 30, 2024	April 1, 2023	$ Change
Operating activities	$125	$(76)	$201
Investing activities	(11)	(17)	6
Financing activities	(124)	70	(194)
Effect of exchange rates on cash balances	(1)	(1)	—
Net change in cash and cash equivalents, including restricted cash	$(11)	$(24)	$13

The change in our cash and cash equivalents balance during the three months ended March 30, 2024 compared to the prior year is primarily due to the following:

•$201 million change in operating activities primarily due to lower cash payments for inventory purchases and the reduction of overall inventory levels, as well as lower employee incentive compensation and income tax payments, partially offset by unfavorable timing of customer collections and higher payments associated with Exit and restructuring actions.

•$194 million change in financing activities primarily due to net debt repayments in the current year compared to net debt borrowings in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	March 30, 2024	December 31, 2023
Term Loan A	$1,641	$1,684
Revolving Credit Facility	172	413
Receivables Financing Facilities	280	129
Total debt	$2,093	$2,226
Less: Debt issuance costs	(2)	(2)
Less: Unamortized discounts	(4)	(4)
Less: Current portion of debt	(272)	(173)
Total long-term debt	$1,815	$2,047

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2025 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of March 30, 2024, the Term Loan A interest rate was 6.68%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of March 30, 2024, the Company had letters of credit totaling $11 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,489 million. As of March 30, 2024, the Revolving Credit Facility had an average interest rate of 6.68%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facilities
The Company has two Receivables Financing Facilities with financial institutions that have a combined total borrowing limit of up to $280 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under its facilities as secured borrowings. During the first quarter of 2024, the Company amended its first facility, which allows for borrowings up to $180 million, to extend the maturity to March 19, 2027, but otherwise did not substantially change the terms of the facility. The Company’s second facility allows for borrowings of up to $100 million, matures on May 13, 2024 and is not expected to be renewed.

As of March 30, 2024, the Company’s Consolidated Balance Sheets included $504 million of gross receivables that were pledged under the facilities. As of March 30, 2024, $280 million had been borrowed, of which $261 million was classified as current. Borrowings under the facilities bear interest at a variable rate plus an applicable margin. As of March 30, 2024, the facilities had an average interest rate of 6.56%. Interest is paid monthly on these borrowings.

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

As of March 30, 2024 and December 31, 2023, there were a total of $43 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $121 million and $112 million of obligations that were not yet remitted to banks as of March 30, 2024 and December 31, 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

See Note 15, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to an incremental $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The May 2022 share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. In the fourth quarter of 2022, the Company completed its original authorization of $1 billion in share repurchases. During the first three months of 2024, the Company did not repurchase shares of common stock. As of March 30, 2024, the Company has cumulatively repurchased 409,014 shares of common stock for approximately $107 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $893 million.

Significant Customers

End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Three Months Ended
	March 30, 2024			April 1, 2023
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	16%	36%	52%	17%	33%	50%

These customers accounted for 51% of accounts receivable as of March 30, 2024. No other customer accounted for more than 10% of total Net sales during the period ended March 30, 2024.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for full year of 2024. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material impact on our consolidated financial statements.

Non-GAAP Measures

The Company has provided reconciliations of the supplemental non-GAAP financial measures, as defined under the rules of the Securities and Exchange Commission, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP.

These supplemental non-GAAP financial measures – Consolidated Organic Net sales decline, AIT Organic Net sales decline, and EVM Organic Net sales decline – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended March 30, 2024. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of March 30, 2024. Based on this assessment and those criteria, our management believes that, as of March 30, 2024, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended March 30, 2024, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended March 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2024 - January 27, 2024	—	$—	—	$893
January 28, 2024 - February 24, 2024	—	—	—	893
February 25, 2024 - March 30, 2024	—	—	—	893
Total	—	$—	—	$893

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. In the fourth quarter of 2022, the Company completed its original authorization of $1 billion in share repurchases. As of March 30, 2024, the Company has cumulatively repurchased 409,014 shares of common stock for approximately $107 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $893 million.

Item 5.	Other Information
None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

Item 6.	Exhibits

10
Third Amendment to Receivables Financing Agreement, dated as of March 19, 2024 by and among Zebra Technologies RSC, LLC, the lenders from time to time as a party thereto, PNC Bank, National Association, Zebra Technologies International, LLC, and PNC Capital Markets, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: April 30, 2024	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: April 30, 2024	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer