Form 10-Q
period 2024-06-29
ZEBRA TECHNOLOGIES CORP
filed 2024-07-30
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 23, 2024, there were 51,580,365 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JUNE 29, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 29, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$411	$137
Accounts receivable, net of allowances for doubtful accounts of $1 each as of June 29, 2024 and December 31, 2023	701	521
Inventories, net	678	804
Income tax receivable	41	63
Prepaid expenses and other current assets	122	147
Total Current assets	1,953	1,672
Property, plant and equipment, net	297	309
Right-of-use lease assets	159	169
Goodwill	3,894	3,895
Other intangibles, net	476	527
Deferred income taxes	469	438
Other long-term assets	242	296
Total Assets	$7,490	$7,306
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$89	$173
Accounts payable	551	456
Accrued liabilities	426	504
Deferred revenue	447	458
Income taxes payable	9	7
Total Current liabilities	1,522	1,598
Long-term debt	2,080	2,047
Long-term lease liabilities	145	152
Deferred income taxes	66	67
Long-term deferred revenue	298	312
Other long-term liabilities	92	94
Total Liabilities	4,203	4,270
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	633	615
Treasury stock at cost, 20,581,866 and 20,772,995 shares as of June 29, 2024 and December 31, 2023, respectively	(1,855)	(1,858)
Retained earnings	4,560	4,332
Accumulated other comprehensive loss	(52)	(54)
Total Stockholders’ Equity	3,287	3,036
Total Liabilities and Stockholders’ Equity	$7,490	$7,306
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
Tangible products	$983	$986	$1,912	$2,156
Services and software	234	228	480	463
Total Net sales	1,217	1,214	2,392	2,619
Cost of sales:
Tangible products	515	522	1,013	1,140
Services and software	113	111	227	231
Total Cost of sales	628	633	1,240	1,371
Gross profit	589	581	1,152	1,248
Operating expenses:
Selling and marketing	150	146	298	307
Research and development	146	130	284	276
General and administrative	97	69	178	168
Amortization of intangible assets	25	26	51	52
Acquisition and integration costs	1	2	2	2
Exit and restructuring costs	3	14	13	24
Total Operating expenses	422	387	826	829
Operating income	167	194	326	419
Other income (loss), net:
Foreign exchange (loss) gain	—	(5)	3	(4)
Interest expense, net	(23)	(16)	(40)	(53)
Other expense, net	(8)	(2)	(11)	(6)
Total Other expense, net	(31)	(23)	(48)	(63)
Income before income tax	136	171	278	356
Income tax expense	23	27	50	62
Net income	$113	$144	$228	$294
Basic earnings per share	$2.19	$2.80	$4.43	$5.72
Diluted earnings per share	$2.17	$2.78	$4.40	$5.68
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$113	$144	$228	$294
Other comprehensive income (loss), net of tax:
Changes in unrealized gains on sales hedging	1	4	10	1
Foreign currency translation adjustment	(3)	2	(8)	5
Comprehensive income	$111	$150	$230	$300
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	21,312	—	(3)	—	—	—	(3)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(206)	—	—	—	—	—	—
Share-based compensation	—	—	17	—	—	—	17
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at March 30, 2024	51,399,968	$1	$629	$(1,858)	$4,447	$(50)	$3,169
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	170,023	—	(27)	3	—	—	(24)
Share-based compensation	—	—	31	—	—	—	31
Net income	—	—	—	—	113	—	113
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at June 29, 2024	51,569,991	$1	$633	$(1,855)	$4,560	$(52)	$3,287

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	29,784	—	5	—	—	—	5
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(504)	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	—	18
Repurchase of common stock	(55,811)	—	—	(15)	—	—	(15)
Net income	—	—	—	—	150	—	150
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at April 1, 2023	51,424,969	$1	$584	$(1,814)	$4,186	$(66)	$2,891
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	75,271	—	(6)	1	—	—	(5)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(28,795)	—	—	(9)	—	—	(9)
Share-based compensation	—	—	2	—	—	—	2
Repurchase of common stock	(138,508)	—	—	(37)	—	—	(37)
Net income	—	—	—	—	144	—	144
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at July 1, 2023	51,332,937	$1	$580	$(1,859)	$4,330	$(60)	$2,992

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$228	$294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	88
Share-based compensation	48	20
Deferred income taxes	(36)	(29)
Unrealized gain on forward interest rate swaps	(31)	(11)
Other, net	7	2
Changes in operating assets and liabilities:
Accounts receivable, net	(185)	105
Inventories, net	125	(3)
Other assets	(3)	(22)
Accounts payable	98	(273)
Accrued liabilities	23	(107)
Deferred revenue	(25)	16
Income taxes	38	(116)
Settlement liability	(45)	(90)
Cash receipts on forward interest rate swaps	86	12
Other operating activities	—	4
Net cash provided by (used in) operating activities	413	(110)
Cash flows from investing activities:
Purchases of property, plant and equipment	(24)	(34)
Proceeds from sale of short-term investments	2	—
Purchases of long-term investments	(3)	(1)
Net cash used in investing activities	(25)	(35)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	(9)	—
Payments of debt	(694)	(183)
Proceeds from issuance of debt	651	368
Payments for repurchases of common stock	—	(52)
Net payments related to share-based compensation plans	(27)	(9)
Change in unremitted cash collections from servicing factored receivables	(38)	(27)
Other financing activities	2	—
Net cash (used in) provided by financing activities	(115)	97
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	(1)
Net increase (decrease) in cash and cash equivalents, including restricted cash	273	(49)
Cash and cash equivalents, including restricted cash, at beginning of period	138	117
Cash and cash equivalents, including restricted cash, at end of period	$411	$68
Less restricted cash, included in Prepaid expenses and other current assets	—	—
Cash and cash equivalents at end of period	$411	$68
Supplemental disclosures of cash flow information:
Income taxes paid	$43	$212
Interest (received) paid inclusive of forward interest rate swaps	$(17)	$50
Certain prior period amounts included in Net cash provided by (used in) operating activities have been reclassified to conform with the current period presentation.
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of June 29, 2024, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 29, 2024 and July 1, 2023, and the Consolidated Statement of Cash Flows for the six months ended June 29, 2024 and July 1, 2023. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2024.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	June 29, 2024			July 1, 2023
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$368	$29	$397	$432	$27	$459
EVM	615	205	820	554	201	755
Total	$983	$234	$1,217	$986	$228	$1,214

	Six Months Ended
	June 29, 2024			July 1, 2023
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$733	$56	$789	$927	$54	$981
EVM	1,179	424	1,603	1,229	409	1,638
Total	$1,912	$480	$2,392	$2,156	$463	$2,619

In addition, refer to Note 17, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to repair and support services, as well as software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1,243 million and $1,127 million, inclusive of deferred revenue, as of June 29, 2024 and December 31, 2023, respectively. On average, remaining performance obligations as of June 29, 2024 and December 31, 2023 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $16 million as of June 29, 2024 and also as of December 31, 2023. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and six months ended June 29, 2024 and July 1, 2023, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $745 million and $770 million as of June 29, 2024 and December 31, 2023, respectively. During the three and six months ended June 29, 2024, the Company recognized $121 million and $267 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2023. During the three and six months ended July 1, 2023, the Company recognized $114 million and $249 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2022.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	June 29, 2024	December 31, 2023
Raw materials (1)	$304	$403
Work in process	4	4
Finished goods	370	397
Total Inventories, net	$678	$804

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $110 million and $113 million as of June 29, 2024 and December 31, 2023.

During the six months ended June 29, 2024 and July 1, 2023, the Company paid $3 million and $1 million, respectively, for the purchase of long-term investments. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations. The Company recognized net losses of $6 million during the three and six months ended June 29, 2024. Net gains and losses were not significant for the three and six months ended July 1, 2023.

Note 6 Exit and Restructuring Costs
Total charges associated with the 2022 Productivity Plan, which was substantially completed in the current quarter, and the U.S. voluntary retirement plan, which was completed in 2023, were $123 million incurred to date, including $3 million and $13 million recorded during the three and six months ended June 29, 2024. The costs of these plans are classified within Exit and restructuring on the Consolidated Statements of Operations. The Company’s remaining payment obligations of $6 million, are reflected within Accrued liabilities on the Consolidated Balance Sheets.

The Company’s liability associated with Exit and restructuring activities are:

Balance as of December 31, 2023	$22
Exit and restructuring charges	13
Non-cash utilization	(3)
Cash payments	(26)
Balance as of June 29, 2024	$6

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
The Company’s financial assets and liabilities carried at fair value as of June 29, 2024, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$2	$8	$—	$10
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$43	$8	$—	$51
Liabilities:
Liabilities related to the deferred compensation plan	$41	$—	$—	$41
Total Liabilities at fair value	$41	$—	$—	$41
The Company’s financial assets and liabilities carried at fair value as of December 31, 2023, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$83	$—	$83
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$41	$83	$—	$124
Liabilities:
Foreign exchange contracts (1)	$1	$6	$—	$7
Forward interest rate swap contracts (2)	—	28	—	28
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$42	$34	$—	$76

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	June 29, 2024	December 31, 2023
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$8	$—
Foreign exchange contracts	Accrued liabilities	—	(6)
Total derivative instruments designated as hedges		$8	$(6)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$—
Forward interest rate swaps	Prepaid expenses and other current assets	—	34
Forward interest rate swaps	Other long-term assets	—	49
Foreign exchange contracts	Accrued liabilities	—	(1)
Forward interest rate swaps	Accrued liabilities	—	(12)
Forward interest rate swaps	Other long-term liabilities	—	(16)
Total derivative instruments not designated as hedges		$2	$54
Total net derivative asset		$10	$48
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$1	$1	$2	$(4)
Forward interest rate swaps	Interest expense, net	11	18	31	11
Total net gain recognized in income		$12	$19	$33	$7

Activities related to derivative instruments are reflected within Net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions.

In the current quarter, the Company terminated all of its interest rate swap agreements, none of which were designated as hedges, resulting in a $77 million cash receipt that is classified within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Total cash receipts for the six months ended June 29, 2024 were $86 million. See Note 9, Long-Term Debt for further details related to the Company’s borrowings and interest rate exposure.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have been unchanged as of June 29, 2024 and increased by $1 million as of December 31, 2023.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $5 million of gains and $7 million of losses for the three months ended June 29, 2024 and July 1, 2023, respectively. Realized amounts reclassified to Net sales were $6 million of gains and $10 million of losses for the six months ended June 29, 2024 and July 1, 2023, respectively. As of June 29, 2024 and December 31, 2023, the notional amounts of the Company’s foreign exchange cash flow hedges were €569 million and €485 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	June 29, 2024		December 31, 2023
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£3		£11
Euro/U.S. Dollar		€124		€80
Euro/Czech Koruna		€16		€17
Japanese Yen/U.S. Dollar		¥366		¥685
Singapore Dollar/U.S. Dollar	S$	22	S$	14
Mexican Peso/U.S. Dollar	Mex$	164	Mex$	144
Polish Zloty/U.S. Dollar	zł	28	zł	116
Net fair value of assets (liabilities) of outstanding contracts		$2		$(1)

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	June 29, 2024	December 31, 2023
Term Loan A	$1,575	$1,684
Senior Notes	500	—
Revolving Credit Facility	—	413
Receivables Financing Facilities	108	129
Total debt	$2,183	$2,226
Less: Debt issuance costs	(11)	(2)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(89)	(173)
Total long-term debt	$2,080	$2,047

As of June 29, 2024, the future maturities of debt are as follows (in millions):

2024 (6 months remaining)	$89
2025	—
2026	88
2027	1,506
2028	—
Thereafter	500
Total future maturities of debt	$2,183
All borrowings as of June 29, 2024 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion as of both June 29, 2024 and December 31, 2023, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. The Company made $109 million of principal payments during the six months ended June 29, 2024, inclusive of prepayment of amounts due in 2024 and 2025. As of June 29, 2024, the Term Loan A interest rate was 6.69%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
On May 28, 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The net proceeds of the issuance, after deducting debt issuance costs which were deferred and will be amortized over the term of the Senior Notes, were approximately $492 million. The proceeds were partially used to repay the outstanding debt under its Revolving Credit Facility, the Receivables Financing Facility that matured on May 13, 2024, and Term Loan A principal repayments. The Company intends to use the remaining net proceeds for general corporate purposes. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year, commencing on December 1, 2024. The Company has the option or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of Zebra’s existing and future subsidiaries. The Senior Notes contain covenants that, among other things, limit the ability of Zebra to: (i) grant or incur liens; (ii) have its subsidiaries guarantee debt without becoming guarantors; and (iii) merge or consolidate with another company or sell all or substantially all of its assets.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of June 29, 2024, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of June 29, 2024, the Revolving Credit Facility had an average interest rate of 6.69%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of June 29, 2024, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. During the first quarter of 2024, the Company amended this facility to extend the maturity to March 19, 2027, but otherwise did not substantially change the terms of the facility. The Company’s additional facility, which allowed for borrowings of up to $100 million, matured on May 13, 2024 and was not renewed.

As of June 29, 2024, the Company’s Consolidated Balance Sheets included $537 million of gross receivables that were pledged under the facility. As of June 29, 2024, $108 million had been borrowed, of which $89 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of June 29, 2024, the facility had an average interest rate of 6.39%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of June 29, 2024, the Company was in compliance with all debt covenants.

Note 10 Leases

During the six months ended June 29, 2024, the Company recorded an additional $14 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the commencement of a new office facility lease as well as contract modifications that extended existing lease terms.

Future minimum lease payments under non-cancellable leases as of June 29, 2024 were as follows (in millions):

2024 (6 months remaining)	$27
2025	43
2026	36
2027	29
2028	25
Thereafter	66
Total future minimum lease payments	$226
Less: Interest	(40)
Present value of lease liabilities	$186

Reported as of June 29, 2024:
Current portion of lease liabilities	$41
Long-term lease liabilities	145
Present value of lease liabilities	$186

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	June 29, 2024	December 31, 2023
Incentive compensation	$88	$47
Unremitted cash collections due to banks on factored accounts receivable	74	112
Payroll and benefits	69	83
Customer rebates	50	40
Current portion of lease liabilities	41	42
Warranty	27	27
Freight and duty	13	10
Exit and restructuring	6	22
Settlement	—	45
Other	58	76
Accrued liabilities	$426	$504

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance at the beginning of the period	$27	$26
Warranty expense	13	13
Warranties fulfilled	(13)	(14)
Balance at the end of the period	$27	$25

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

Note 12 Share-Based Compensation

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

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of June 29, 2024, the Company had 1,850,705 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, were included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
Compensation costs and related income tax benefit	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales	$2	$2	$4	$3
Selling and marketing	8	1	13	7
Research and development	12	6	18	13
General and administration	15	(6)	23	3
Total compensation expense	$37	$3	$58	$26
Income tax benefit	$6	$3	$10	$7

As of June 29, 2024, total unearned compensation cost related to the Company’s share-based compensation plans was $166 million, which will be recognized over the weighted average remaining service period of approximately 1.7 years.

The majority of the Company’s share-based compensation awards are generally issued as part of its employee and non-employee director incentive program during the second quarter of each fiscal year. The Company also issues awards associated with business acquisitions or other off-cycle events. The majority of the Company’s share-based compensation is comprised of stock-settled awards.

Stock-settled awards
Beginning in 2021, the Company began issuing stock-settled restricted stock units (“stock-settled RSUs”) and stock-settled performance share units (“stock-settled PSUs”) for the majority of its share-based compensation awards. Prior to 2021, the Company primarily awarded restricted stock awards (“RSAs”) and performance share awards (“PSAs”). The Company’s awards are typically time-vested with stock-settled RSUs and RSAs vesting ratably in three annual installments and stock-settled PSUs and PSAs vesting at the end of the three-year period. No RSAs or PSAs were issued to employees in the current year.

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

The Company issues RSAs to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During the first six months of 2024, there were 6,264 shares granted to non-employee directors compared to 6,640 shares during the first six months of 2023. The shares vest immediately upon grant.

A summary of the Company’s restricted and performance stock-settled awards for the six months ended June 29, 2024 is as follows:

	RSUs		PSUs		RSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	437,379	$299.19	195,932	$334.59	433	$477.74
Granted	271,704	308.89	88,029	309.05	6,264	319.95
Released	(176,502)	323.37	(35,597)	482.42	(6,697)	330.15
Forfeited	(7,971)	296.31	(1,428)	296.59	—	—
Outstanding at end of period	524,610	$296.14	246,936	$304.49	—	$—

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances.

	SARs	Weighted-Average Exercise Price
Outstanding at beginning of period	398,838	$124.96
Exercised	(126,582)	100.02
Expired	(2)	86.80
Outstanding at end of period	272,254	$136.48
Exercisable at end of period	270,999	$135.42

The following table summarizes information about SARs outstanding as of June 29, 2024:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$47	$47
Weighted-average remaining contractual life (in years)	1.7	1.7

The intrinsic value of SARs exercised during the six months ended June 29, 2024 and July 1, 2023 was $25 million and $5 million, respectively. The total fair value of SARs that vested during the six months ended June 29, 2024 and July 1, 2023 was $1 million and $2 million, respectively.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated as the fair value on grant date multiplied by the number of share-equivalents granted. The expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $11 million and $8 million for the six months ended June 29, 2024 and July 1, 2023, respectively. Share-equivalents issued under these programs totaled 57,779 and 39,407 during the six months ended June 29, 2024 and July 1, 2023, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of June 29, 2024, 1,329,399 shares remained available for future purchase.

Note 13 Income Taxes

The Company’s effective tax rate for the three and six months ended June 29, 2024 was 16.9% and 18.0%, respectively, compared to 15.8% and 17.4% for the three and six months ended July 1, 2023. In the current and prior periods, the variance from the 21% federal statutory rate was primarily due to the generation of tax credits and the favorable impacts of foreign earnings subject to U.S. taxation, partially offset by U.S. State income taxes and foreign rate differentials.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic:
Net income	$113	$144	$228	$294
Weighted-average shares outstanding	51,489,735	51,377,064	51,444,179	51,395,062
Basic earnings per share	$2.19	$2.80	$4.43	$5.72

Diluted:
Net income	$113	$144	$228	$294
Weighted-average shares outstanding	51,489,735	51,377,064	51,444,179	51,395,062
Dilutive shares	340,510	330,396	371,720	328,964
Diluted weighted-average shares outstanding	51,830,245	51,707,460	51,815,899	51,724,026
Diluted earnings per share	$2.17	$2.78	$4.40	$5.68

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 164,004 and 91,050 shares that were anti-dilutive for the three and six months ended June 29, 2024, respectively. There were 247,453 and 151,872 shares that were anti-dilutive for the three and six months ended July 1, 2023, respectively.

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

The changes in each component of AOCI during the six months ended June 29, 2024 and July 1, 2023 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive (loss) income before reclassifications	(9)	5	(4)
Amounts reclassified from AOCI(1)	10	—	10
Other comprehensive income, net of tax	1	5	6
Balance at July 1, 2023	$(10)	$(50)	$(60)

Balance at December 31, 2023	$(5)	$(49)	$(54)
Other comprehensive income (loss) before reclassifications	20	(8)	12
Amounts reclassified from AOCI(1)	(6)	—	(6)
Tax effect	(4)	—	(4)
Other comprehensive income (loss), net of tax	10	(8)	2
Balance at June 29, 2024	$5	$(57)	$(52)
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

The Company has two Receivables Factoring arrangements. The first arrangement was amended in the current quarter to limit the factoring of uncollected receivables originated from the EMEA and Asia-Pacific regions from €150 million to €75 million, which will revert to €150 million in the third quarter if not further amended. Otherwise, the amendment did not substantially change the terms of the arrangement. In the current quarter, the Company provided notice to terminate the second arrangement, which allowed for the factoring of uncollected receivables originated from the EMEA region up to $50 million.

The Company may be required to maintain a portion of sales proceeds as deposits in a restricted cash account that is released to the Company as it satisfies its obligations as servicer of sold receivables, which totaled $0 million and $1 million as of June 29, 2024 and December 31, 2023, respectively, and is classified within Prepaid expenses and other current assets on the Consolidated Balance Sheets.

During the six months ended June 29, 2024 and July 1, 2023, the Company received cash proceeds of $607 million and $751 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of June 29, 2024 and December 31, 2023, there were a total of $7 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $74 million and $112 million of obligations that were not yet remitted to banks as of June 29, 2024 and December 31, 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
AIT	$397	$459	$789	$981
EVM	820	755	1,603	1,638
Total Net sales	$1,217	$1,214	$2,392	$2,619
Operating income:
AIT(2)	$73	$114	$149	$243
EVM(2)	123	122	243	255
Total segment operating income	196	236	392	498
Corporate (1)	(29)	(42)	(66)	(79)
Total Operating income	$167	$194	$326	$419

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

Net sales by region were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
North America	$599	$642	$1,211	$1,367
EMEA	419	374	799	817
Asia-Pacific	118	122	230	276
Latin America	81	76	152	159
Total Net sales	$1,217	$1,214	$2,392	$2,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Second Quarter 2024 Financial Summary and Other Recent Developments

•Net sales were $1,217 million in the current quarter compared to $1,214 million in the prior year.
•Operating income was $167 million in the current quarter compared to $194 million in the prior year.

•Net income was $113 million, or $2.17 per diluted share in the current quarter, compared to net income of $144 million, or $2.78 per diluted share in the prior year.
•Net cash provided by operating activities was $413 million in the current year compared to net cash used in operating activities of $110 million in the prior year.

In the current quarter distributor inventory levels remained relatively stable and, as expected, we saw a modest recovery in the demand trends particularly in our EVM segment’s mobile computing business; however, our results continued to be impacted by weakness in certain of our end markets, most pronounced in our AIT segment. As discussed below, our second quarter results benefited from the actions taken under our 2022 Productivity Plan and the U.S. voluntary retirement plan. We expect revenues and profitability to improve both sequentially from the first half to the second half of the current year, and on a year-over-year basis in the second half of the year.

The Company substantially completed the actions under the 2022 Productivity Plan in the current quarter. Total charges associated with the 2022 Productivity Plan and the U.S. voluntary retirement plan, which was completed in 2023, were $123 million to date, including $3 million recorded in the current quarter. The costs of these actions are classified within Exit and restructuring on the Consolidated Statements of Operations. Together, these programs have impacted over 9% of our global employee base and are expected to result in annualized net cost savings of approximately $120 million, primarily within Operating expenses. The Company has realized a total of $100 million in annualized net savings to date, with $50 million in 2023 and $50 million in the first half of 2024, and estimates full calendar year 2024 total net savings to approximate $60 million with the remainder expected to be realized in 2025.

During the current quarter, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate; the proceeds of which, were partially used to repay the outstanding debt under its Revolving Credit Facility, the Receivables Financing Facility that matured on May 13, 2024, and Term Loan A principal repayments. Additionally, with the issuance of the fixed rate Senior Notes, the Company terminated its interest rate swap agreements which were intended to result in a fixed interest rate on a portion of our variable rate debt.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales:
Tangible products	$983	$986	$(3)	(0.3)%	$1,912	$2,156	$(244)	(11.3)%
Services and software	234	228	6	2.6%	480	463	17	3.7%
Total Net sales	1,217	1,214	3	0.2%	2,392	2,619	(227)	(8.7)%
Gross profit	589	581	8	1.4%	1,152	1,248	(96)	(7.7)%
Gross margin	48.4%	47.9%		50 bps	48.2%	47.7%		50 bps
Operating expenses	422	387	35	9.0%	826	829	(3)	(0.4)%
Operating income	$167	$194	$(27)	(13.9)%	$326	$419	$(93)	(22.2)%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
North America	$599	$642	$(43)	(6.7)%	$1,211	$1,367	$(156)	(11.4)%
EMEA	419	374	45	12.0%	799	817	(18)	(2.2)%
Asia-Pacific	118	122	(4)	(3.3)%	230	276	(46)	(16.7)%
Latin America	81	76	5	6.6%	152	159	(7)	(4.4)%
Total Net sales	$1,217	$1,214	$3	0.2%	$2,392	$2,619	$(227)	(8.7)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	As a % of Net sales		June 29, 2024	July 1, 2023	As a % of Net sales
			2024	2023			2024	2023
Selling and marketing	$150	$146	12.3%	12.0%	$298	$307	12.5%	11.7%
Research and development	146	130	12.0%	10.7%	284	276	11.9%	10.5%
General and administrative	97	69	8.0%	5.7%	178	168	7.4%	6.4%
Amortization of intangible assets	25	26	NM	NM	51	52	NM	NM
Acquisition and integration costs	1	2	NM	NM	2	2	NM	NM
Exit and restructuring costs	3	14	NM	NM	13	24	NM	NM
Total Operating expenses	$422	$387	34.7%	31.9%	$826	$829	34.5%	31.7%

Consolidated Organic Net sales decline:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Reported GAAP Consolidated Net sales growth (decline)	0.2%	(8.7)%
Adjustments:
Impact of foreign currency translations (1)	(0.5)%	(0.5)%
Consolidated Organic Net sales decline (2)	(0.3)%	(9.2)%

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

Second quarter 2024 compared to Second quarter 2023

Total Net sales increased slightly by $3 million or 0.2% compared to the prior year as growth in our EVM segment was largely offset by a decline in our AIT segment. Excluding the effects of currency changes, Consolidated Organic Net sales decreased by 0.3%.

Gross margin increased to 48.4% for the current year compared to 47.9% for the prior year. As compared to the prior year, Gross margin was higher in our EVM segment and lower in our AIT segment.

Operating expenses for the quarters ended June 29, 2024 and July 1, 2023 were $422 million and $387 million, or 34.7% and 31.9% of Net sales, respectively. Current year Operating expenses were higher than the prior year primarily due to higher incentive compensation, due in part to a significant reduction of incentive compensation expense in the prior year associated with the Company’s performance target attainment assessment on certain performance-based compensation awards. The increase in incentive compensation was partially offset by cost savings largely attributed to our Exit and restructuring actions.

Operating income was $167 million for the current year compared to $194 million in the prior year. The decrease was primarily due to higher Operating expenses.

Net income decreased compared to the prior year primarily due to lower Operating income, as described above, and higher Other expense, net. The increase in Other expense, net was primarily due to lower interest rate swap gains and a long-term investment loss in the current year, partially offset by favorable changes in Foreign exchange gain (loss) as compared to the prior year.

The Company’s effective tax rates for the three months ended June 29, 2024 and July 1, 2023 were 16.9% and 15.8%, respectively.

Diluted earnings per share decreased to $2.17 as compared to $2.78 in the prior year due to lower Net income.

Year to date 2024 compared to Year to date 2023

Total Net sales decreased $227 million or 8.7% compared to the prior year reflecting declines in both of our segments. Excluding the effects of currency changes, Consolidated Organic Net sales decreased by 9.2%.

Gross margin increased to 48.2% for the current year compared to 47.7% for the prior year. As compared to the prior year, Gross margin was higher in our EVM segment and lower in our AIT segment. Gross margins of both segments benefited from lower freight rates and favorable changes in foreign currency rates compared to the prior year.

Operating expenses for the year ended June 29, 2024 and July 1, 2023 were $826 million and $829 million, or 34.5% and 31.7% of Net sales, respectively. Current year Operating expenses were slightly lower than the prior year primarily due to cost savings largely attributed to our Exit and restructuring actions, that were largely offset by higher incentive compensation. The increase as a percentage of Net sales over the prior year reflects the impact of expense deleveraging.

Operating income was $326 million for the current year compared to $419 million in the prior year. The decrease was primarily due to lower Gross profit.

Net income decreased compared to the prior year primarily due to lower Operating income, as described above, partially offset by lower Other expense, net. The decrease in Other expense, net was primarily due to higher interest rate swap gains in the current year compared to the prior year, partially offset by higher interest expense associated with higher interest rates in the current year.

The Company’s effective tax rates for the six months ended June 29, 2024 and July 1, 2023 were 18.0% and 17.4%, respectively.

Diluted earnings per share decreased to $4.40 as compared to $5.68 in the prior year due to lower Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales:
Tangible products	$368	$432	$(64)	(14.8)%	$733	$927	$(194)	(20.9)%
Services and software	29	27	2	7.4%	56	54	2	3.7%
Total Net sales	397	459	(62)	(13.5)%	789	981	(192)	(19.6)%
Gross profit	187	225	(38)	(16.9)%	371	483	(112)	(23.2)%
Gross margin	47.1%	49.0%		(190) bps	47.0%	49.2%		(220) bps
Operating expenses	114	111	3	2.7%	222	240	(18)	(7.5)%
Operating income	$73	$114	$(41)	(36.0)%	$149	$243	$(94)	(38.7)%

AIT Organic Net sales decline:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
AIT Reported GAAP Net sales decline	(13.5)%	(19.6)%
Adjustments:
Impact of foreign currency translations (1)	(0.9)%	(0.6)%
AIT Organic Net sales decline (2)	(14.4)%	(20.2)%

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

Second quarter 2024 compared to Second quarter 2023

Total Net sales for AIT decreased $62 million or 13.5% compared to the prior year primarily due to lower sales of printing and RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 14.4%.

Gross margin decreased to 47.1% in the current year compared to 49.0% for the prior year primarily due to higher inventory-related charges, volume deleveraging and unfavorable business mix, partially offset by favorable changes in foreign currency rates.

Operating income decreased 36.0% in the current year compared to the prior year primarily due to lower Gross profit.

Year to date 2024 compared to Year to date 2023

Total Net sales for AIT decreased $192 million or 19.6% compared to the prior year primarily due to lower sales of printing products. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 20.2%.

Gross margin decreased to 47.0% in the current year compared to 49.2% for the prior year primarily due to unfavorable business mix, volume deleveraging, and higher inventory-related charges, partially offset by lower freight rates and favorable changes in foreign currency rates.

Operating income decreased 38.7% in the current year compared to the prior year due to lower Gross profit, partially offset by lower Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales:
Tangible products	$615	$554	$61	11.0%	$1,179	$1,229	$(50)	(4.1)%
Services and software	205	201	4	2.0%	424	409	15	3.7%
Total Net sales	820	755	65	8.6%	1,603	1,638	(35)	(2.1)%
Gross profit	402	356	46	12.9%	781	765	16	2.1%
Gross margin	49.0%	47.2%		180 bps	48.7%	46.7%		200 bps
Operating expenses	279	234	45	19.2%	538	510	28	5.5%
Operating income	$123	$122	$1	0.8%	$243	$255	$(12)	(4.7)%

EVM Organic Net sales growth (decline):

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
EVM Reported GAAP Net sales growth (decline)	8.6%	(2.1)%
Adjustments:
Impact of foreign currency translations (1)	(0.4)%	(0.4)%
EVM Organic Net sales growth (decline) (2)	8.2%	(2.5)%

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

(2)EVM Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2024 compared to Second quarter 2023

Total Net sales for EVM increased $65 million or 8.6% compared to the prior year primarily due to higher sales of mobile computing products, partially offset by lower sales of data capture products. Excluding the impacts of foreign currency changes, EVM Organic Net sales increased by 8.2%.

Gross margin increased to 49.0% in the current year compared to 47.2% for the prior year primarily due to lower inventory-related charges, volume leverage, lower freight rates, and favorable changes in foreign currency rates.

Operating income for the current year increased by 0.8% compared to the prior year due to higher Gross profit, largely offset by higher Operating expenses.

Year to date 2024 compared to Year to date 2023

Total Net sales for EVM decreased $35 million or 2.1% compared to the prior year primarily due to lower sales of data capture products, partially offset by higher sales of mobile computing products, and services and software. Excluding the impacts of foreign currency changes, EVM Organic Net sales decreased by 2.5%.

Gross margin increased to 48.7% in the current year compared to 46.7% for the prior year primarily due to higher service and software margins, lower freight rates, and favorable changes in foreign currency rates.

Operating income for the current year decreased by 4.7% compared to the prior year due to higher Operating expenses, partially offset by higher Gross profit.

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

	Six Months Ended
Cash flow provided by (used in):	June 29, 2024	July 1, 2023	$ Change
Operating activities	$413	$(110)	$523
Investing activities	(25)	(35)	10
Financing activities	(115)	97	(212)
Effect of exchange rates on cash balances	—	(1)	1
Net change in cash and cash equivalents, including restricted cash	$273	$(49)	$322

The change in our cash and cash equivalents balance during the six months ended June 29, 2024 compared to the prior year is primarily due to the following:

•$523 million change in operating activities primarily due to lower cash payments for inventory purchases and the reduction of overall inventory levels, lower income tax payments, higher cash receipts on interest rate swaps attributed to the termination of those agreements, as well as lower employee incentive compensation and legal settlement payments, partially offset by unfavorable timing of customer collections, including reduced accounts receivable factoring activity.

•$212 million change in financing activities primarily due to current year net debt repayments as a portion of the recently issued Senior Notes was utilized to reduce total debt, compared to net borrowings and common stock repurchases in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	June 29, 2024	December 31, 2023
Term Loan A	$1,575	$1,684
Senior Notes	500	—
Revolving Credit Facility	—	413
Receivables Financing Facilities	108	129
Total debt	$2,183	$2,226
Less: Debt issuance costs	(11)	(2)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(89)	(173)
Total long-term debt	$2,080	$2,047

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. The Company made $109 million of principal payments during the six months ended June 29, 2024, inclusive of prepayment of amounts due in 2024 and 2025. As of June 29, 2024, the Term Loan A interest rate was 6.69%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
On May 28, 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The net proceeds of the issuance, after deducting debt issuance costs which were deferred and will be amortized over the term of the Senior Notes, were approximately $492 million. The proceeds were partially used to repay the outstanding debt under its Revolving Credit Facility, the Receivables Financing Facility that matured on May 13, 2024, and Term Loan A principal repayments. The Company intends to use the remaining net proceeds for general corporate purposes. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year, commencing on December 1, 2024. The Company has the option or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

With the issuance of the fixed rate Senior Notes, the Company terminated its interest rate swap agreements, which were intended to result in a fixed interest rate on a portion of its variable rate debt.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of Zebra’s existing and future subsidiaries. The Senior Notes contain covenants that, among other things, limit the ability of Zebra to: (i) grant or incur liens; (ii) have its subsidiaries guarantee debt without becoming guarantors; and (iii) merge or consolidate with another company or sell all or substantially all of its assets.

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of June 29, 2024, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of June 29, 2024, the Revolving Credit Facility had an average interest rate of 6.69%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of June 29, 2024, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. During the first quarter of 2024, the Company amended this facility to extend the maturity to March 19, 2027, but otherwise did not substantially change the terms of the facility. The Company’s additional facility, which allowed for borrowings of up to $100 million, matured on May 13, 2024 and was not renewed.

As of June 29, 2024, the Company’s Consolidated Balance Sheets included $537 million of gross receivables that were pledged under the facility. As of June 29, 2024, $108 million had been borrowed, of which $89 million was classified as current.

Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of June 29, 2024, the facility had an average interest rate of 6.39%. Interest is paid monthly on these borrowings.

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

As of June 29, 2024 and December 31, 2023, there were a total of $7 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $74 million and $112 million of obligations that were not yet remitted to banks as of June 29, 2024 and December 31, 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

See Note 16, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to an incremental $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The May 2022 share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. In the fourth quarter of 2022, the Company completed its original authorization of $1 billion in share repurchases. During the first six months of 2024, the Company did not repurchase shares of common stock. As of June 29, 2024, the Company has cumulatively repurchased 409,014 shares of common stock for approximately $107 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $893 million.

Significant Customers

End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Six Months Ended
	June 29, 2024			July 1, 2023
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	18%	37%	55%	18%	33%	51%

These customers accounted for 52% of accounts receivable as of June 29, 2024. No other customer accounted for more than 10% of total Net sales during the period ended June 29, 2024.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales decline, AIT Organic Net sales decline, and EVM Organic Net sales growth (decline) – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended June 29, 2024. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of June 29, 2024. Based on this assessment and those criteria, our management believes that, as of June 29, 2024, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended June 29, 2024, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2023, other than as described below.

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
• We may be unable to create liens on certain assets to secure debt;
• Our subsidiary guarantors may not have sufficient assets or cash flow to allow them to guarantee new debt and existing debt;
• We may be at a competitive disadvantage with reduced flexibility in planning for, or responding to, changing conditions in the industry, including increased competition; and
• We may be more vulnerable to economic downturns and adverse developments in the business.

Any or all of the above events or factors could have an adverse effect on our results of operations and financial condition. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
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

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to satisfy the obligations in respect of our indebtedness. In addition, an event of default would likely result in a reduction of our credit rating, which could harm our ability to access additional capital on commercially reasonable terms or at all.

If we experience a significant disruption in our IT systems, our business, reputation, and operating results could be adversely affected. Our business processes depend on our IT systems, and the IT systems and processes of third parties to provide solutions and services, maintain financial records, retain sensitive data such as intellectual property, proprietary business information, and data related to customers, suppliers, and business partners, process orders, manage inventory, process shipments to customers and operate other critical functions. Disruptions to our IT systems from system failures, shutdowns, implementation of new operational systems or software or upgrades to existing systems and software, and other events, including disruptions at our cloud computing, server, systems, and other third party IT service providers, could interfere with our operations, interrupt order processing and shipments, damage customer and business partner relationships, and negatively impact our reputation. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such events will be successful.

Defects or errors in the Company’s software products, or third party software included in or upon which our products, solutions and services rely, could harm our reputation, result in significant cost to us, and impair our ability to market such products. Our software, third party software included on our products, solutions or services, or servers and infrastructure may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors, defects, or bugs, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. Any future errors, defects, or bugs found in such software, solutions, services or infrastructure may result in delays in, or loss of market acceptance of, our products, solutions or services; inability to deliver our products, solutions or services; diversion of resources; injury to reputation; increased service and warranty expenses; and payment of damages; which could have a material adverse effect on our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended June 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
March 31, 2024 - April 27, 2024	—	$—	—	$893
April 28, 2024 - May 25, 2024	—	—	—	893
May 26, 2024 - June 29, 2024	—	—	—	893
Total	—	$—	—	$893

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. In the fourth quarter of 2022, the Company completed its original authorization of $1 billion in share repurchases. As of June 29, 2024, the Company has cumulatively repurchased 409,014 shares of common stock for approximately $107 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $893 million.

Item 5.	Other Information
None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

Item 6.	Exhibits

10.1	Form of 2024 performance-vested restricted stock unit agreement for all employees (including the CEO)

10.2	Form of 2024 time-vested restricted stock unit agreement for all employees (including the CEO)

10.3	Form of 2024 stock-settled stock appreciation rights agreement for all employees (including the CEO)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 29, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: July 30, 2024	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: July 30, 2024	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer