Form 10-Q
period 2024-09-28
ZEBRA TECHNOLOGIES CORP
filed 2024-10-29
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 22, 2024, there were 51,580,028 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 28, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 28, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$676	$137
Accounts receivable, net of allowances for doubtful accounts of $1 each as of September 28, 2024 and December 31, 2023	642	521
Inventories, net	639	804
Income tax receivable	67	63
Prepaid expenses and other current assets	109	147
Total Current assets	2,133	1,672
Property, plant and equipment, net	302	309
Right-of-use lease assets	173	169
Goodwill	3,895	3,895
Other intangibles, net	447	527
Deferred income taxes	501	438
Other long-term assets	239	296
Total Assets	$7,690	$7,306
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$89	$173
Accounts payable	533	456
Accrued liabilities	490	504
Deferred revenue	432	458
Income taxes payable	18	7
Total Current liabilities	1,562	1,598
Long-term debt	2,080	2,047
Long-term lease liabilities	162	152
Deferred income taxes	66	67
Long-term deferred revenue	304	312
Other long-term liabilities	95	94
Total Liabilities	4,269	4,270
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	653	615
Treasury stock at cost, 20,609,801 and 20,772,995 shares as of September 28, 2024 and December 31, 2023, respectively	(1,871)	(1,858)
Retained earnings	4,697	4,332
Accumulated other comprehensive loss	(59)	(54)
Total Stockholders’ Equity	3,421	3,036
Total Liabilities and Stockholders’ Equity	$7,690	$7,306
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
Tangible products	$1,019	$729	$2,931	$2,885
Services and software	236	227	716	690
Total Net sales	1,255	956	3,647	3,575
Cost of sales:
Tangible products	526	419	1,539	1,559
Services and software	116	110	343	341
Total Cost of sales	642	529	1,882	1,900
Gross profit	613	427	1,765	1,675
Operating expenses:
Selling and marketing	151	138	449	445
Research and development	141	127	425	403
General and administrative	96	88	274	256
Amortization of intangible assets	29	26	80	78
Acquisition and integration costs	1	2	3	4
Exit and restructuring costs	4	58	17	82
Total Operating expenses	422	439	1,248	1,268
Operating income (loss)	191	(12)	517	407
Other (loss) income, net:
Foreign exchange (loss) gain	(9)	6	(6)	2
Interest expense, net	(31)	(16)	(71)	(69)
Other expense, net	(2)	(2)	(13)	(8)
Total Other expense, net	(42)	(12)	(90)	(75)
Income (loss) before income tax	149	(24)	427	332
Income tax expense (benefit)	12	(9)	62	53
Net income (loss)	$137	$(15)	$365	$279
Basic earnings (loss) per share	$2.65	$(0.28)	$7.09	$5.44
Diluted earnings (loss) per share	$2.64	$(0.28)	$7.04	$5.40
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$137	$(15)	$365	$279
Other comprehensive income (loss), net of tax:
Changes in unrealized (losses) gains on sales hedging	(16)	23	(6)	24
Foreign currency translation adjustment	9	(7)	1	(2)
Comprehensive income	$130	$1	$360	$301
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	21,312	—	(3)	—	—	—	(3)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(206)	—	—	—	—	—	—
Share-based compensation	—	—	17	—	—	—	17
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at March 30, 2024	51,399,968	$1	$629	$(1,858)	$4,447	$(50)	$3,169
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	170,023	—	(27)	3	—	—	(24)
Share-based compensation	—	—	31	—	—	—	31
Net income	—	—	—	—	113	—	113
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at June 29, 2024	51,569,991	$1	$633	$(1,855)	$4,560	$(52)	$3,287
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	22,369	—	—	—	—	—	—
Share-based compensation	—	—	20	—	—	—	20
Repurchase of common stock	(50,304)	—	—	(16)	—	—	(16)
Net income	—	—	—	—	137	—	137
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(16)	(16)
Foreign currency translation adjustment	—	—	—	—	—	9	9
Balance at September 28, 2024	51,542,056	$1	$653	$(1,871)	$4,697	$(59)	$3,421
=

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	29,784	—	5	—	—	—	5
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(504)	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	—	18
Repurchase of common stock	(55,811)	—	—	(15)	—	—	(15)
Net income	—	—	—	—	150	—	150
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Balance at April 1, 2023	51,424,969	$1	$584	$(1,814)	$4,186	$(66)	$2,891
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	75,271	—	(6)	1	—	—	(5)
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(28,795)	—	—	(9)	—	—	(9)
Share-based compensation	—	—	2	—	—	—	2
Repurchase of common stock	(138,508)	—	—	(37)	—	—	(37)
Net income	—	—	—	—	144	—	144
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	2	2
Balance at July 1, 2023	51,332,937	$1	$580	$(1,859)	$4,330	$(60)	$2,992
Issuances of treasury shares related to share-based compensation plans, net of forfeitures	26,506	—	—	1	—	—	1
Shares withheld to fund withholding tax obligations related to share-based compensation plans	(159)	—	—	—	—	—	—
Share-based compensation	—	—	19	—	—	—	19
Net loss	—	—	—	—	(15)	—	(15)
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	23	23
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Balance at September 30, 2023	51,359,284	$1	$599	$(1,858)	$4,315	$(44)	$3,013

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$365	$279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	132
Share-based compensation	68	39
Deferred income taxes	(62)	(35)
Unrealized gain on forward interest rate swaps	(31)	(34)
Other, net	12	3
Changes in operating assets and liabilities:
Accounts receivable, net	(120)	228
Inventories, net	161	7
Other assets	5	(25)
Accounts payable	79	(402)
Accrued liabilities	68	(79)
Deferred revenue	(34)	(12)
Income taxes	25	(134)
Settlement liability	(45)	(135)
Cash receipts on forward interest rate swaps	86	20
Other operating activities	—	3
Net cash provided by (used in) operating activities	707	(145)
Cash flows from investing activities:
Purchases of property, plant and equipment	(41)	(48)
Proceeds from sale of short-term investments	2	—
Purchases of long-term investments	(3)	(1)
Net cash used in investing activities	(42)	(49)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	(9)	—
Payments of debt	(694)	(221)
Proceeds from issuance of debt	651	469
Payments for repurchases of common stock	(16)	(52)
Net payments related to share-based compensation plans	(27)	(8)
Change in unremitted cash collections from servicing factored receivables	(35)	(48)
Other financing activities	3	—
Net cash (used in) provided by financing activities	(127)	140
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	(2)
Net increase (decrease) in cash and cash equivalents, including restricted cash	538	(56)
Cash and cash equivalents, including restricted cash, at beginning of period	138	117
Cash and cash equivalents, including restricted cash, at end of period	$676	$61
Less restricted cash, included in Prepaid expenses and other current assets	—	—
Cash and cash equivalents at end of period	$676	$61
Supplemental disclosures of cash flow information:
Income taxes paid	$90	$227
Interest paid inclusive of forward interest rate swaps	$3	$80
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of September 28, 2024, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 28, 2024 and September 30, 2023, and the Consolidated Statement of Cash Flows for the nine months ended September 28, 2024 and September 30, 2023. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2024.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	September 28, 2024			September 30, 2023
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$382	$28	$410	$295	$29	$324
EVM	637	208	845	434	198	632
Total	$1,019	$236	$1,255	$729	$227	$956

	Nine Months Ended
	September 28, 2024			September 30, 2023
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$1,115	$84	$1,199	$1,222	$83	$1,305
EVM	1,816	632	2,448	1,663	607	2,270
Total	$2,931	$716	$3,647	$2,885	$690	$3,575

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.24 billion and $1.13 billion, inclusive of deferred revenue, as of September 28, 2024 and December 31, 2023, respectively. On average, remaining performance obligations as of September 28, 2024 and December 31, 2023 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $13 million and $16 million as of September 28, 2024 and December 31, 2023, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the three and nine months ended September 28, 2024 and September 30, 2023, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $736 million and $770 million as of September 28, 2024 and December 31, 2023, respectively. During the three and nine months ended September 28, 2024, the Company recognized $107 million and $374 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized $100 million and $349 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2022.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	September 28, 2024	December 31, 2023
Raw materials (1)	$270	$403
Work in process	3	4
Finished goods	366	397
Total Inventories, net	$639	$804

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $110 million and $113 million as of September 28, 2024 and December 31, 2023.

During the nine months ended September 28, 2024 and September 30, 2023, the Company paid $3 million and $1 million, respectively, for the purchase of long-term investments. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations. There were no net gains or losses during the three months ended September 28, 2024. The Company recognized net losses of $6 million during the nine months ended September 28, 2024. Net gains and losses were not significant for the three and nine months ended September 30, 2023.

Note 6 Exit and Restructuring Costs
Total charges associated with the 2022 Productivity Plan, which was completed in the third quarter of 2024, and the U.S. voluntary retirement plan, which was completed in 2023, were $127 million incurred to date, including $4 million and $17 million recorded during the three and nine months ended September 28, 2024. The costs of these plans are classified within Exit and restructuring on the Consolidated Statements of Operations. The Company’s remaining payment obligations of $5 million, are reflected within Accrued liabilities on the Consolidated Balance Sheets.

The rollforward of the liability associated with Exit and restructuring activities is:

Balance as of December 31, 2023	$22
Exit and restructuring charges	17
Non-cash utilization	(4)
Cash payments	(30)
Balance as of September 28, 2024	$5

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
The Company’s financial assets and liabilities carried at fair value as of September 28, 2024, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$41	$—	$—	$41
Total Assets at fair value	$41	$—	$—	$41
Liabilities:
Foreign exchange contracts (1)	$1	$14	$—	$15
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$42	$14	$—	$56
The Company’s financial assets and liabilities carried at fair value as of December 31, 2023, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$83	$—	$83
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$41	$83	$—	$124
Liabilities:
Foreign exchange contracts (1)	$1	$6	$—	$7
Forward interest rate swap contracts (2)	—	28	—	28
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$42	$34	$—	$76

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	September 28, 2024	December 31, 2023
Derivative instruments designated as hedges:
Foreign exchange contracts	Accrued liabilities	$(14)	$(6)
Total derivative instruments designated as hedges		$(14)	$(6)

Derivative instruments not designated as hedges:
Forward interest rate swaps	Prepaid expenses and other current assets	$—	$34
Forward interest rate swaps	Other long-term assets	—	49
Foreign exchange contracts	Accrued liabilities	(1)	(1)
Forward interest rate swaps	Accrued liabilities	—	(12)
Forward interest rate swaps	Other long-term liabilities	—	(16)
Total derivative instruments not designated as hedges		$(1)	$54
Total net derivative (liability) asset		$(15)	$48
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(7)	$1	$(5)	$(3)
Forward interest rate swaps	Interest expense, net	—	23	31	34
Total net (loss) gain recognized in income		$(7)	$24	$26	$31

Activities related to derivative instruments are reflected within Net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions.

In the second quarter, the Company terminated all of its interest rate swap agreements, none of which were designated as hedges, resulting in a $77 million cash receipt that is classified within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Total cash receipts for the nine months ended September 28, 2024 were $86 million. See Note 9, Long-Term Debt for further details related to the Company’s borrowings and interest rate exposure.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have not been significant as of September 28, 2024 and December 31, 2023.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $2 million and $6 million of losses for the three months ended September 28, 2024 and September 30, 2023, respectively. Realized amounts reclassified to Net sales were $4 million of gains and $16 million of losses for the nine months ended September 28, 2024 and September 30, 2023, respectively. As of September 28, 2024 and December 31, 2023, the notional amounts of the Company’s foreign exchange cash flow hedges were €622 million and €485 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	September 28, 2024		December 31, 2023
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£2		£11
Euro/U.S. Dollar		€183		€80
Euro/Czech Koruna		€16		€17
Japanese Yen/U.S. Dollar		¥274		¥685
Singapore Dollar/U.S. Dollar	S$	19	S$	14
Mexican Peso/U.S. Dollar	Mex$	166	Mex$	144
Polish Zloty/U.S. Dollar	zł	39	zł	116
Net fair value of liabilities of outstanding contracts		$1		$1

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	September 28, 2024	December 31, 2023
Term Loan A	$1,575	$1,684
Senior Notes	500	—
Revolving Credit Facility	—	413
Receivables Financing Facilities	108	129
Total debt	$2,183	$2,226
Less: Debt issuance costs	(11)	(2)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(89)	(173)
Total long-term debt	$2,080	$2,047

As of September 28, 2024, the future maturities of debt are as follows (in millions):

2024 (3 months remaining)	$89
2025	—
2026	88
2027	1,506
2028	—
Thereafter	500
Total future maturities of debt	$2,183
All borrowings as of September 28, 2024 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion as of both September 28, 2024 and December 31, 2023, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 28, 2024, the Term Loan A interest rate was 6.60%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The net proceeds of the issuance, after deducting debt issuance costs which were deferred, were approximately $492 million. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year, commencing on December 1, 2024. The Company has the option or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of September 28, 2024, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of September 28, 2024, the Revolving Credit Facility had an average interest rate of 6.19%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of September 28, 2024, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. During the first quarter of 2024, the Company amended this facility to extend the maturity to March 19, 2027 but otherwise did not substantially change the terms of the facility.

As of September 28, 2024, the Company’s Consolidated Balance Sheets included $618 million of gross receivables that were pledged under the facility. As of September 28, 2024, $108 million had been borrowed, of which $89 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of September 28, 2024, the facility had an average interest rate of 5.89%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of September 28, 2024, the Company was in compliance with all debt covenants.

Note 10 Leases

During the nine months ended September 28, 2024, the Company recorded $36 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the extension of existing leases and the commencement of a new office facility lease.

Future minimum lease payments under non-cancellable leases as of September 28, 2024 were as follows (in millions):

2024 (3 months remaining)	$16
2025	46
2026	39
2027	32
2028	30
Thereafter	83
Total future minimum lease payments	$246
Less: Interest	(44)
Present value of lease liabilities	$202

Reported as of September 28, 2024:
Current portion of lease liabilities	$40
Long-term lease liabilities	162
Present value of lease liabilities	$202

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	September 28, 2024	December 31, 2023
Incentive compensation	$134	$47
Unremitted cash collections due to banks on factored accounts receivable	77	112
Payroll and benefits	63	83
Customer rebates	50	40
Current portion of lease liabilities	40	42
Warranty	26	27
Interest payable	20	2
Freight and duty	15	10
Exit and restructuring	5	22
Settlement	—	45
Other	60	74
Accrued liabilities	$490	$504

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Balance at the beginning of the period	$27	$26
Warranty expense	19	21
Warranties fulfilled	(20)	(22)
Balance at the end of the period	$26	$25

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

Note 12 Income Taxes

The Company’s effective tax rate for the three and nine months ended September 28, 2024 was 8.1% and 14.5%, respectively, compared to 37.5% benefit and 16.0% expense for the three and nine months ended September 30, 2023. In the current periods, the variance from the 21% federal statutory rate was primarily due to the generation of tax credits and the favorable impacts of foreign earnings subject to U.S. taxation, offset partially by U.S. State income taxes and foreign rate differentials. In the prior periods, the difference was primarily due to a discrete tax benefit from the U.S. voluntary retirement plan, U.S. tax credits, and the favorable impacts of foreign earnings subject to U.S. taxation.

Note 13 Earnings (loss) Per Share

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

Earnings (loss) per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic:
Net income (loss)	$137	$(15)	$365	$279
Weighted-average shares outstanding (1)	51,567,216	51,336,645	51,480,812	51,380,876
Basic earnings (loss) per share	$2.65	$(0.28)	$7.09	$5.44

Diluted:
Net income (loss)	$137	$(15)	$365	$279
Weighted-average shares outstanding (1)	51,567,216	51,336,645	51,480,812	51,380,876
Dilutive shares (2)	350,839	—	364,760	336,855
Diluted weighted-average shares outstanding	51,918,055	51,336,645	51,845,572	51,717,731
Diluted earnings (loss) per share	$2.64	$(0.28)	$7.04	$5.40

(1) In periods of a net loss, restricted stock and performance share awards, which are participating securities, are excluded from weighted-average shares outstanding.

(2) In periods of a net loss, all unvested share-based awards are anti-dilutive and therefore excluded from diluted shares.

Anti-dilutive share-based compensation awards are excluded from diluted earnings (loss) per share calculations. There were 1,621 and 61,240 shares that were anti-dilutive for the three and nine months ended September 28, 2024, respectively. There were 446,331 and 250,025 shares that were anti-dilutive for the three and nine months ended September 30, 2023, respectively.

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

The changes in each component of AOCI during the nine months ended September 28, 2024 and September 30, 2023 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive income (loss) before reclassifications	16	(2)	14
Amounts reclassified from AOCI(1)	16	—	16
Tax effect	(8)	—	(8)
Other comprehensive income (loss), net of tax	24	(2)	22
Balance at September 30, 2023	$13	$(57)	$(44)

Balance at December 31, 2023	$(5)	$(49)	$(54)
Other comprehensive income (loss) before reclassifications	(3)	1	(2)
Amounts reclassified from AOCI(1)	(4)	—	(4)
Tax effect	1	—	1
Other comprehensive income (loss), net of tax	(6)	1	(5)
Balance at September 28, 2024	$(11)	$(48)	$(59)
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

The Company has a Receivables Factoring arrangement that was amended in the current quarter to limit the factoring of uncollected receivables originated from the EMEA and Asia-Pacific regions from €150 million to €75 million, which will revert to €150 million in the fourth quarter if not further amended. Otherwise, the amendment did not substantially change the terms of the arrangement. In the current quarter, the Company terminated its other arrangement, which allowed for the factoring of uncollected receivables originated from the EMEA region up to $50 million.

During the nine months ended September 28, 2024 and September 30, 2023, the Company received cash proceeds of $816 million and $1,077 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of September 28, 2024 and December 31, 2023, there were a total of $7 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $77 million and $112 million of obligations that were not yet remitted to banks as of September 28, 2024 and December 31, 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
AIT	$410	$324	$1,199	$1,305
EVM	845	632	2,448	2,270
Total Net sales	$1,255	$956	$3,647	$3,575
Operating income (loss):
AIT(2)	$83	$44	$232	$287
EVM(2)	142	30	385	285
Total segment operating income	225	74	617	572
Corporate (1)	(34)	(86)	(100)	(165)
Total Operating income (loss)	$191	$(12)	$517	$407

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

Net sales by region were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
North America	$628	$517	$1,839	$1,884
EMEA	405	269	1,204	1,086
Asia-Pacific	132	106	362	382
Latin America	90	64	242	223
Total Net sales	$1,255	$956	$3,647	$3,575

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Third Quarter 2024 Financial Summary and Other Recent Developments

•Net sales were $1,255 million in the current quarter compared to $956 million in the prior year.
•Operating income was $191 million in the current quarter compared to an operating loss of $12 million in the prior year.

•Net income was $137 million, or $2.64 per diluted share in the current quarter, compared to a net loss of $15 million, or $(0.28) per diluted share in the prior year.
•Net cash provided by operating activities was $707 million for the nine months ended September 28, 2024 as compared to net cash used in operating activities of $145 million for the nine months ended September 30, 2023.

In the current quarter, we saw the continuation of a modest recovery in demand trends that began to broaden across both of our segments. Our third quarter revenues and profitability improved from the first half of the year, and particularly as compared to the prior year which was negatively impacted by broad-based demand declines and distributor inventory reductions. We expect these trends to continue into the fourth quarter.

The Company completed its actions under the 2022 Productivity Plan in the third quarter. Total charges associated with the 2022 Productivity Plan and the U.S. voluntary retirement plan (“VRP”), which was completed in 2023, were $127 million, including $4 million recorded in the current quarter. The costs of these actions are classified within Exit and restructuring on the Consolidated Statements of Operations. Together, these programs have impacted over 9% of our global employee base and are expected to result in annualized net cost savings of approximately $120 million, primarily within Operating expenses. The Company has realized $110 million in net savings to date, with $50 million in 2023 and an incremental $60 million in the first nine months of 2024.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales:
Tangible products	$1,019	$729	$290	39.8%	$2,931	$2,885	$46	1.6%
Services and software	236	227	9	4.0%	716	690	26	3.8%
Total Net sales	1,255	956	299	31.3%	3,647	3,575	72	2.0%
Gross profit	613	427	186	43.6%	1,765	1,675	90	5.4%
Gross margin	48.8%	44.7%		410 bps	48.4%	46.9%		150 bps
Operating expenses	422	439	(17)	(3.9)%	1,248	1,268	(20)	(1.6)%
Operating income (loss)	$191	$(12)	$203	1,691.7%	$517	$407	$110	27.0%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
North America	$628	$517	$111	21.5%	$1,839	$1,884	$(45)	(2.4)%
EMEA	405	269	136	50.6%	1,204	1,086	118	10.9%
Asia-Pacific	132	106	26	24.5%	362	382	(20)	(5.2)%
Latin America	90	64	26	40.6%	242	223	19	8.5%
Total Net sales	$1,255	$956	$299	31.3%	$3,647	$3,575	$72	2.0%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	As a % of Net sales		September 28, 2024	September 30, 2023	As a % of Net sales
			2024	2023			2024	2023
Selling and marketing	$151	$138	12.0%	14.4%	$449	$445	12.3%	12.4%
Research and development	141	127	11.2%	13.3%	425	403	11.7%	11.3%
General and administrative	96	88	7.6%	9.2%	274	256	7.5%	7.2%
Amortization of intangible assets	29	26	NM	NM	80	78	NM	NM
Acquisition and integration costs	1	2	NM	NM	3	4	NM	NM
Exit and restructuring costs	4	58	NM	NM	17	82	NM	NM
Total Operating expenses	$422	$439	33.6%	45.9%	$1,248	$1,268	34.2%	35.5%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Reported GAAP Consolidated Net sales growth	31.3%	2.0%
Adjustments:
Impact of foreign currency translations (1)	(0.7)%	(0.5)%
Consolidated Organic Net sales growth (2)	30.6%	1.5%

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

(2)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2024 compared to third quarter 2023

Total Net sales increased by $299 million or 31.3% compared to the prior year reflecting growth in both of our segments. The prior year period was negatively impacted by declines in broad-based demand and actions taken by distributors to reduce their on-hand inventory levels. Excluding the effects of currency changes, Consolidated Organic Net sales increased by 30.6%.

Gross margin increased to 48.8% for the current year compared to 44.7% for the prior year. As compared to the prior year, Gross margin was higher in both of our segments which benefited from volume leverage in the current year.

Operating expenses for the quarters ended September 28, 2024 and September 30, 2023 were $422 million and $439 million, or 33.6% and 45.9% of Net sales, respectively. Current year Operating expenses were lower than the prior year primarily due to lower Exit and restructuring costs and incremental savings largely attributed to our Exit and restructuring actions, partially offset by higher incentive compensation. The decrease as a percentage of Net sales compared to the prior year reflects the impact of expense leveraging.

Operating income was $191 million for the current year compared to an operating loss of $12 million in the prior year. The increase was due to higher Gross profit and lower Operating expenses.

Net income increased compared to the prior year primarily due to higher Operating income, as described above, partially offset by higher Other expense, net. The increase in Other expense, net was primarily due to interest rate swap gains in the prior year and unfavorable changes in Foreign exchange (loss) gain as compared to the prior year.

The Company’s effective tax rates for the three months ended September 28, 2024 and September 30, 2023 were 8.1% expense and 37.5% benefit, respectively. The change in the effective tax rates year over year was primarily due to increased foreign income taxed favorably in the U.S. for the current year, while the prior year included a discrete tax benefit related to the VRP.

Diluted earnings per share increased to $2.64 as compared to $(0.28) in the prior year due to higher Net income.

Year to date 2024 compared to Year to date 2023

Total Net sales increased $72 million or 2.0% compared to the prior year reflecting growth in our EVM segment that was largely offset by a decline in our AIT segment as the recovery in demand trends benefited EVM earlier in the current year than AIT. Excluding the effects of currency changes, Consolidated Organic Net sales increased by 1.5%.

Gross margin increased to 48.4% for the current year compared to 46.9% for the prior year. As compared to the prior year, Gross margin was higher in our EVM segment and lower in our AIT segment.

Operating expenses for the nine months ended September 28, 2024 and September 30, 2023 were $1,248 million and $1,268 million, or 34.2% and 35.5% of Net sales, respectively. Current year Operating expenses were lower than the prior year primarily due to lower Exit and restructuring costs and incremental savings largely attributed to our Exit and restructuring actions, partially offset by higher incentive compensation.

Operating income was $517 million for the current year compared to $407 million in the prior year. The increase was due to higher Gross profit and lower Operating expenses.

Net income increased compared to the prior year primarily due to higher Operating income, as described above, partially offset by higher Other expense, net. The increase in Other expense, net was primarily due to unfavorable changes in Foreign exchange (loss) gain as compared to the prior year and a long-term investment loss in the current year.

The Company’s effective tax rates for the nine months ended September 28, 2024 and September 30, 2023 were 14.5% and 16.0%, respectively.

Diluted earnings per share increased to $7.04 as compared to $5.40 in the prior year due to higher Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales:
Tangible products	$382	$295	$87	29.5%	$1,115	$1,222	$(107)	(8.8)%
Services and software	28	29	(1)	(3.4)%	84	83	1	1.2%
Total Net sales	410	324	86	26.5%	1,199	1,305	(106)	(8.1)%
Gross profit	199	145	54	37.2%	570	628	(58)	(9.2)%
Gross margin	48.5%	44.8%		370 bps	47.5%	48.1%		(60) bps
Operating expenses	116	101	15	14.9%	338	341	(3)	(0.9)%
Operating income	$83	$44	$39	88.6%	$232	$287	$(55)	(19.2)%

AIT Organic Net sales growth (decline):

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
AIT Reported GAAP Net sales growth (decline)	26.5%	(8.1)%
Adjustments:
Impact of foreign currency translations (1)	(0.7)%	(0.6)%
AIT Organic Net sales growth (decline) (2)	25.8%	(8.7)%

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

Third quarter 2024 compared to third quarter 2023

Total Net sales for AIT increased $86 million or 26.5% compared to the prior year primarily due to higher sales of printing products (contributing the majority of the total increase) and RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 25.8%.

Gross margin increased to 48.5% in the current year compared to 44.8% for the prior year primarily due to favorable business mix and volume leverage, partially offset by higher freight rates.

Operating income increased 88.6% in the current year compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Year to date 2024 compared to Year to date 2023

Total Net sales for AIT decreased $106 million or 8.1% compared to the prior year primarily due to lower sales of printing products. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 8.7%.

Gross margin decreased to 47.5% in the current year compared to 48.1% for the prior year primarily due to volume deleveraging, higher inventory-related charges, and unfavorable business mix.

Operating income decreased 19.2% in the current year compared to the prior year primarily due to lower Gross profit.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales:
Tangible products	$637	$434	$203	46.8%	$1,816	$1,663	$153	9.2%
Services and software	208	198	10	5.1%	632	607	25	4.1%
Total Net sales	845	632	213	33.7%	2,448	2,270	178	7.8%
Gross profit	414	282	132	46.8%	1,195	1,047	148	14.1%
Gross margin	49.0%	44.6%		440 bps	48.8%	46.1%		270 bps
Operating expenses	272	252	20	7.9%	810	762	48	6.3%
Operating income	$142	$30	$112	373.3%	$385	$285	$100	35.1%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
EVM Reported GAAP Net sales growth	33.7%	7.8%
Adjustments:
Impact of foreign currency translations (1)	(0.7)%	(0.4)%
EVM Organic Net sales growth (2)	33.0%	7.4%

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

(2)EVM Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2024 compared to third quarter 2023

Total Net sales for EVM increased $213 million or 33.7% compared to the prior year primarily due to higher sales of mobile computing (contributing the majority of the total increase) and data capture products. Excluding the impacts of foreign currency changes, EVM Organic Net sales increased by 33.0%.

Gross margin increased to 49.0% in the current year compared to 44.6% for the prior year primarily due to volume leverage, lower inventory-related charges, and favorable business mix.

Operating income for the current year increased by 373.3% compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Year to date 2024 compared to Year to date 2023

Total Net sales for EVM increased $178 million or 7.8% compared to the prior year primarily due to higher sales of mobile computing products, and services and software, partially offset by lower sales of data capture products. Excluding the impacts of foreign currency changes, EVM Organic Net sales increased by 7.4%.

Gross margin increased to 48.8% in the current year compared to 46.1% for the prior year primarily due to primarily due to favorable business mix and higher service and software margins, volume leverage, lower inventory-related charges, and lower freight rates.

Operating income for the current year increased by 35.1% compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

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

	Nine Months Ended
Cash flow provided by (used in):	September 28, 2024	September 30, 2023	$ Change
Operating activities	$707	$(145)	$852
Investing activities	(42)	(49)	7
Financing activities	(127)	140	(267)
Effect of exchange rates on cash balances	—	(2)	2
Net change in cash and cash equivalents, including restricted cash	$538	$(56)	$594

The change in our cash and cash equivalents balance during the nine months ended September 28, 2024 compared to the prior year is primarily due to the following:

•$852 million change in operating activities primarily due to lower cash payments for inventory purchases and the reduction of overall inventory levels, lower income tax, legal settlement, and employee incentive compensation payments, higher cash receipts on interest rate swaps attributed to the termination of those agreements, as well as overall improved operating profits.

•$267 million change in financing activities primarily due to current year net debt repayments as a portion of the recently issued Senior Notes was utilized to reduce total debt, compared to net borrowings in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	September 28, 2024	December 31, 2023
Term Loan A	$1,575	$1,684
Senior Notes	500	—
Revolving Credit Facility	—	413
Receivables Financing Facilities	108	129
Total debt	$2,183	$2,226
Less: Debt issuance costs	(11)	(2)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(89)	(173)
Total long-term debt	$2,080	$2,047

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity in 2027. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 28, 2024, the Term Loan A interest rate was 6.60%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The net proceeds of the issuance, after deducting debt issuance costs which were deferred, were approximately $492 million. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year, commencing on December 1, 2024. The Company has the option or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of September 28, 2024, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of September 28, 2024, the Revolving Credit Facility had an average interest rate of 6.19%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of September 28, 2024, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. During the first quarter of 2024, the Company amended this facility to extend the maturity to March 19, 2027 but otherwise did not substantially change the terms of the facility.

As of September 28, 2024, the Company’s Consolidated Balance Sheets included $618 million of gross receivables that were pledged under the facility. As of September 28, 2024, $108 million had been borrowed, of which $89 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of September 28, 2024, the facility had an average interest rate of 5.89%. Interest is paid monthly on these borrowings.

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

As of September 28, 2024 and December 31, 2023, there were a total of $7 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $77 million and $112 million of obligations that were not yet remitted to banks as of September 28, 2024 and December 31, 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

See Note 15, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to an incremental $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. The May 2022 share repurchase program does not have a stated expiration date. In the fourth quarter of 2022, the Company completed its original authorization of $1 billion in share repurchases. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the first nine months of 2024, the Company repurchased 50,304 shares of common stock for approximately $16 million. As of September 28, 2024, the Company has cumulatively repurchased 459,318 shares of common stock for approximately $123 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $877 million.

Significant Customers

End-users of our products, solutions and services are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s products and solutions, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Nine Months Ended
	September 28, 2024			September 30, 2023
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	18%	38%	56%	18%	27%	45%

These customers accounted for 56% of accounts receivable as of September 28, 2024. No other customer accounted for more than 10% of total Net sales during the period ended September 28, 2024.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales growth, AIT Organic Net sales growth (decline), and EVM Organic Net sales growth – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended September 28, 2024. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 28, 2024. Based on this assessment and those criteria, our management believes that, as of September 28, 2024, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended September 28, 2024, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended September 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
June 30, 2024 - July 27, 2024	—	$—	—	$893
July 28, 2024 - August 24, 2024	14,081	314.93	14,081	889
August 25, 2024 - September 28, 2024	36,223	327.81	36,223	877
Total	50,304	$324.20	50,304	$877

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019. In the fourth quarter of 2022, the Company completed its original authorization of $1 billion in share repurchases. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of September 28, 2024, the Company has cumulatively repurchased 459,318 shares of common stock for approximately $123 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $877 million.

Item 5.	Other Information
None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 28, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: October 29, 2024	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: October 29, 2024	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer