Form 10-K
period 2024-12-31
ZEBRA TECHNOLOGIES CORP
filed 2025-02-13
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, June 29, 2024, was $15.8 billion.
As of February 6, 2025, there were 51,379,208 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2025, are incorporated by reference into Part III of this report, as indicated herein. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2024

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “expect,” “believe,” “intend,” “estimate,” “will,” “plan,” “goal,” “target,” and “strategy” and similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. Actual results may differ materially from those expressed or implied by forward-looking statements. Any forward-looking statements represent the Company’s views only as of today and should not be relied upon as representing the Company’s views as of any subsequent date. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2025. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products, services, and software solutions and competitors’ offerings and the potential effects of emerging technologies and changes in customer requirements,
•The effect of global market conditions, including the North America; EMEA; Latin America; and Asia-Pacific regions in which we do business,
•The impact of changes in foreign exchange rates, customs duties and trade policies due to the large percentage of our sales and operations being outside the U.S.,
•Our ability to control manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components, our ability to provide services, software, and products to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Our ability to attract, retain, develop, and motivate key personnel,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business, our customers or our contracted third parties,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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

Item 1.Business

The Company
We are a global leader in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), thermal barcode printing, and other workflow automation products and services. The Company’s products, services, and software solutions (“offerings”) are proven to help our customers and end-users digitize and automate their workflows to achieve their critical business objectives, including improved productivity and operational efficiency, optimized regulatory compliance, and better customer experiences.

We design, manufacture, and sell a broad range of AIDC offerings, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and related software applications. We also provide machine vision and robotics automation solutions; a full range of services, including maintenance, technical support, repair, managed and professional services; as well as cloud-based software subscriptions. End-users of our offerings include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We operate in 114 facilities with approximately 9,900 employees worldwide. We provide our offerings globally through a direct sales force and an extensive network of over 10,000 channel partners, operating in approximately 176 countries.

We continue to advance our Enterprise Asset Intelligence (“EAI”) vision: every asset and front-line worker visible, connected, and fully optimized. Through continual innovation, we have expanded beyond the traditional AIDC market to transform activities such as factory production, packages moving through a supply chain, retail shopping, the hospital patient journey and first responders addressing public safety and emergency situations. Data from enterprise assets, including status, condition, location, utilization, and preferences, is analyzed in the cloud to provide prioritized actionable insights. As a result, our offerings enable enterprises to “sense, analyze, and act” more effectively to optimize their activities.

The need to transform workflows is being driven by secular trends in technology, which include the internet of things (“IoT”), cloud-based data analytics, automation, mobility, computer vision, as well as artificial intelligence and machine learning. The IoT enables the real-time exchange of an increasingly broad set of information among a proliferation of smart, connected devices. The continued rapid growth of mobile computing devices and application software is also significantly expanding use cases throughout enterprises and supply chains. With these expanded capabilities, end-users can consume and act upon dynamic enterprise data and information anytime and anywhere. Leveraging artificial intelligence through machine learning can analyze real-time data for increased visibility into workflows. Additionally, computer and machine vision technology, which enables the automatic extraction and understanding of useful information from a digital image or video, provides a key element in many of our offerings.

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

Photoneo: On December 27, 2024, the Company entered into a definitive agreement to acquire Photoneo, a leading developer and manufacturer of 3D machine vision solutions. The purchase price of approximately €60 million is expected to be funded with cash on hand. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2025. The acquired business will become part of the EVM segment.

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.
Operations and Technologies
Our operations consist of two reportable segments: Asset Intelligence & Tracking (“AIT”), which includes barcode and card printing, RFID and RTLS offerings, supplies, and services; and Enterprise Visibility & Mobility (“EVM”), which includes mobile computing, data capture, fixed industrial scanning and machine vision, services and workflow optimization solutions. We believe that the offerings across these segments collectively elevate Zebra’s positioning with our customers, enabling us to better transform workflows.

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

RFID and RTLS Offerings: We provide a range of hardware and software options for capturing location data to satisfy a large variety of requirements for range, accuracy, and precision. Our active and passive RFID products include fixed readers, RFID enabled mobile computers, and RFID sleds that utilize passive ultra-high frequency to provide high-speed, data capture from hundreds or thousands of RFID tags in near real-time without line of sight, complementing the barcode. Using the Electronic Product Code (“EPC”) standard, end-users across multiple industries use our RFID technology to track high-value assets, monitor shipments, and drive increased retail sales through improved inventory accuracy. Our location solutions offerings include a range of RTLS offerings that generate precise, on-demand information about the physical location and status of high-value assets, equipment, and people. These offerings incorporate active and passive RFID technologies, beacons, and other tracking technologies to enable users to locate, track, manage, and optimize the utilization of enterprise assets and personnel. We provide substantially all elements of the location solution, including tags, sensors, exciters, middleware software, and application software. We also foster a highly specialized ecosystem of location and tracking partners who complement our offerings and help integrate them into our joint customers’ operations.

Supplies: We produce and sell stock and customized thermal labels, wristbands, receipts, ribbons, plastic cards, and RFID tags suitable for use with our printers, as well as wristbands for use in laser printers. We support our printing products, resellers, and end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs, such as chemical or abrasion resistance, extreme temperature environments, exceptional image quality, or long life. We promote the use of supplies with our printing equipment. Our supplies business also includes electronic sensors and temperature-monitoring labels which incorporate chemical indicators designed to change color upon exceeding predefined time and/or temperature thresholds, used in vaccine distribution and other use cases in healthcare and food safety.

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

Enterprise Visibility & Mobility
Mobile Computing: We design, manufacture, and sell rugged and enterprise-grade mobile computing products and accessories in a variety of specialized form factors and designs to meet a wide array of enterprise applications. Purpose-built handheld and wearable mobile computers, vehicle mounted computers, tablets and kiosks ensure reliable operations for targeted use cases, surviving years of rough handling and harsh environments. Industrial applications include inventory management in warehouses and distribution centers; field mobility applications include field service, post and parcel, and direct store delivery; and retail and customer facing applications include e-commerce, omnichannel, mobile point of sale, inventory look-up, staff collaboration, and analytics. Our mobile computing products primarily incorporate the Android™ operating system with software extensions for the enterprise and support local-area and wide-area voice and data communications. Our products include software tools and services that enable secure data transmission while also supporting application development, device configuration, and field support to facilitate seamless, rapid deployment and maximum customer return on investment. Our products often incorporate barcode scanning, global position system and RFID features, and other sensory capabilities. Additionally, specialized features, such as advanced data capture technologies, data analytics technologies, voice and video collaboration tools, and advanced battery technologies, enable our customers to work more efficiently and better serve their own customers.

Data Capture, Fixed Industrial Scanning, and Machine Vision: We design, manufacture, and sell barcode scanners, industrial machine vision cameras, and fixed industrial scanners. Our portfolio of scanners includes laser scanning and imager products in a variety of form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. Our scanners incorporate a range of technologies including area imagers, linear imagers, and lasers, as well as read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkouts to industrial warehouse optimization to patient management in hospitals. The design of these offerings reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. In 2021 we introduced fixed industrial scanning and machine vision offerings, and in 2022, we significantly expanded our machine vision offerings through the acquisition of Matrox Imaging. Our fixed industrial scanning products automatically track and trace items that move from production through distribution. Our industrial machine vision platform-independent software, software development kits, smart cameras, vision controllers, frame grabbers, input/output cards, and 3D sensors capture, inspect, assess, and record data from industrial vision systems in factory automation, semiconductor inspection, pharmaceutical packaging, food & beverage, among other use cases. We also provide related software and accessories for these offerings.

Services: We provide a full range of maintenance, technical support, and repair services. We also provide managed and professional services that, among other things, help customers design, test, and deploy our offerings as well as manage their mobility devices, software applications and workflows. Our offerings include cloud-based subscriptions with multiple service levels, which are typically contracted through multi-year service agreements. We provide our services directly and through our global network of partners.

Workflow optimization solutions: We provide a portfolio of offerings that help our customers improve the agility and productivity of key workflows by analyzing and acting on operational data in real-time. Our primary focus is on frontline workers in Zebra’s end markets, including retail, transportation and logistics, manufacturing, and healthcare. Our workflow optimization solutions include:
•Software-based offerings, which include workforce management, workflow execution and task management, demand-sensing, price optimization, and prescriptive analytics, as well as communication and collaboration-based offerings. These offerings are typically delivered through cloud-based software subscriptions and leverage big data, artificial intelligence, and mobile and web applications to provide customers with real-time visibility and actionable insights about their business. By analyzing labor, inventory, transactional and real-time situational data, these offerings are able to forecast demand, prescribe actions, schedule workers, and enhance collaboration. Our software-based offerings are available with multiple service levels, and are often contracted through multi-year service agreements;
•Managed service offerings comprised of software and hardware bundled together, which include a range of physical inventory management offerings for retail, including offerings for full store physical inventories, cycle counts, and analytics; and
•Robotic automation offerings, which include software-powered autonomous robots that enable customers to orchestrate workflows alongside frontline workers, improving productivity and operational efficiency. Our robotic automation offerings are available in a variety of form factors to accommodate many use cases, from e-commerce fulfillment to material movement.
Our Competitive Strengths
The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused on improving enterprise workflows on the frontline
We are focused on the key complementary technology offerings that drive improved enterprise workflows on the frontline, including mobile computing, barcode and card printing, data capture, RFID, fixed industrial scanning, machine vision, and workflow optimization solutions, along with related software, services, and accessories. Our leadership position enables us to work with and support customers globally, in a variety of industries, who are focused on implementing leading-edge offerings.

High barriers to entry
On a global basis, we have long-standing relationships with end-users and with our extensive network of channel partners. We believe these customer relationships and our strong partner network are critical to our success and would be difficult for a new market entrant to replicate. We believe a significant portion of our offerings are deployed with specialized product performance and software application requirements, which could result in high switching costs.

Commitment to innovation and deep industry-specific expertise
Over time, we have developed and delivered improved, targeted end-to-end offerings for our customers. We remain committed to leveraging our technology portfolio and expertise in the industries that we service to continue to develop innovative offerings that meet the key needs of our customers.
Highly diversified business mix
We are highly diversified across business segments, end markets, geographies, and customers. Additionally, we have strong recurring business in services, supplies, and software driven by an extensive global installed base of purpose-built offerings.
Global reach and brand
We sell to customers directly and through our network of channel partners around the world. Our presence gives us the capability to serve our customers globally. In addition, we maintain strong brand recognition with a positive reputation in the industry as a trusted and strategic partner known for delivering high quality offerings that are reliable and durable.

Scale advantages
We believe the size and scope of our operations, including market leadership, offering development investment, portfolio breadth, and global distribution, give us advantages over our competitors. We believe we have the largest installed base of offerings compared to other companies in our industry. These characteristics enable us to compete successfully, achieve economies of scale, and develop industry-leading offerings.

Our Business Strategies
Leverage our market leadership position and innovation to profitably grow our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, thermal barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of offerings and product innovation and continuing to be a strategic partner to end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including transitions to WiFi 7, the 5th generation mobile network (5G) and Android™ operating system in mobile computing and transitions in data capture to technologies involving 2D and 3D imaging and RFID, among others. This includes increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented offerings, including services, supplies, accessories, and software applications. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Advance our Enterprise Asset Intelligence vision
Our EAI vision is for every asset and front-line worker to be connected, visible, and fully optimized. We believe that secular technology trends, particularly in IoT, cloud computing, automation, mobility, and artificial intelligence advance our vision and are transforming our customers’ businesses and our industry, providing us with significant new opportunities to create value for our customers and for the Company. We expect to capitalize on these trends, and in particular the proliferation of smart connected sensors and devices in our core market segments, by providing end-to-end offerings that integrate these sensors and devices with cloud-based software which add value to our customers’ workflows and analytics. We plan to continue investing in the development of technologies that serve as the foundation for intelligent operations, providing our customers with visibility, connected frontline workers, and intelligent automation. Our offerings will also increasingly include advanced features, functions, and user experiences to drive additional competitive differentiation and elevate our role as a solutions provider.

Increase our opportunity for growth through expansion in adjacent market segments
We plan to drive growth through expansion, organically and inorganically, in adjacent market segments that are synergistic with our core markets. We will focus specifically on segments where our offerings, workflow expertise, and customer and industry relationships enable us to provide significant value to end-users.

Enhance financial strength and flexibility
While maintaining our strong balance sheet, we intend to continue to improve profitability and cash flow generation through operational execution and increased productivity derived from continuous business process improvement, supply chain resiliency, cost management, and focus on working capital efficiency.

Sustainable business model
Zebra’s sustainability priorities of human capital management, resource conservation, and climate align with our strategic focus and corporate values. Initiatives within these priorities are advanced by our cross-functional Sustainability Council, with executive sponsorship and board oversight. Our approach helps to ensure that our business is sustainable over the long term for the benefit of our primary stakeholder groups, including employees, customers, partners, and investors. We are driving a high-performance culture, striving to consistently be the employer of choice in the communities where we work and live. We also focus on waste reduction, circular economy product innovation with certified refurbished devices, eco-packaging and sustainable product design. Additionally, we have science-based targets for carbon emission reductions in Zebra’s operations and throughout our value chain.

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around IoT, cloud computing, automation, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

Key competitive factors include the breadth and quality of offerings, as well as pricing, design, performance, durability, geographic availability, warranty coverage, relationships with customers and channel partners, company reputation, and brand recognition. We believe we compete effectively with respect to these factors.

Barcode and Card Printing: We consider our direct competition in printing to be producers of on-demand fixed, mobile, and RFID thermal printers. We also compete with companies producing printing systems that use technologies such as laser, ink-jet, and direct marking. In addition, service bureaus, which provide centralized services, represent an alternative to our card printing offerings. Competitors include: Avery Dennison, Entrust, Honeywell, Sato, Toshiba TEC, and TSC.

Data Capture, Fixed Industrial Scanning, and Machine Vision: Competitors that provide a broad portfolio of barcode scanning products and related services that are suitable for most global market applications include Datalogic and Honeywell. We also compete against smaller companies that focus on limited product subsets or specific regions, including Newland. Competitors in our fixed industrial scanning and machine vision business include Cognex, Keyence, and SICK.

Mobile Computing: Competitors in mobile computing and related services include companies that have historically served enterprises with ruggedized devices. For some applications, we compete with companies that provide tablets and smart phones. Competitors include: Datalogic, Honeywell, Panasonic, and Urovo.

RFID and RTLS Offerings: We compete with numerous companies operating in this market including Chainway, Impinj, Invengo, JADAK, Rodinbell, and Ubisense.

Supplies: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.

Workflow optimization solutions: We compete with a diverse and varied group of companies across our offerings worldwide. Competitors range from providers of software-based offerings serving customers in the retail industry to providers of autonomous mobile robot offerings serving customers in the manufacturing, distribution, and fulfillment industries.

Customers
End-users of our offerings are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s offerings, that individually accounted for more than 10% of our Net sales during the past three years. No other customer accounted for more than 10% of our Net sales during these years. See Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements for further information.

Our Net sales to significant customers as a percentage of the Company’s total Net sales were approximately:

	Year Ended December 31,
	2024	2023	2022
Customer A	21%	18%	21%
Customer B	19%	14%	15%
Customer C	14%	12%	13%

Sales and Marketing
Sales: We sell our offerings primarily through distributors (two-tier distribution), value added resellers (“VARs”), independent software vendors (“ISVs”), direct marketers, and OEMs, and our software offerings primarily through our direct sales force. We also sell our offerings directly to a select number of customers through our direct sales force. Distributors purchase our products and sell to VARs, ISVs and others, thereby increasing the distribution of our products globally. VARs, ISVs, OEMs, and systems integrators provide end users with a variety of hardware, accessories, software applications, and services. VARs and ISVs typically customize offerings for specific end-user applications using their industry, systems, and applications expertise. Some OEMs resell Zebra-manufactured offerings under their own brands as part of their own product offerings. Because these sales channels provide specific software, configuration, installation, integration, and support services to end-users within various industry segments, these relationships are highly valued and allow our products to reach end users in a wide array of industries around the world. We believe that the breadth of our distributor and channel partner network is a competitive differentiator and enhances our ability to compete. Finally, we experience some seasonality in sales, depending upon the geographic region and industry served.

Marketing: Our marketing function aligns closely with sales, customer success and product management to promote our offerings that address the needs of our customers. Marketing is responsible for leading strategic cross-functional practices which benefit the broader organization including pricing, enterprise analytics, customer experience, market sizing, brand strategy and channel strategy. From a more traditional sense, the marketing organization is also comprised of regional marketing teams that interface closely with customers, partners, and sellers; plus teams that support external communications, offering marketing, digital marketing, marketing operations, and business intelligence functions.

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third parties, including electronics manufacturing services companies (“EMSs”) and joint design manufacturers (“JDMs”). Our products are currently produced in facilities primarily located in the Asia-Pacific region, including China, Taiwan, Vietnam, Malaysia, and Mexico. The EMSs and JDMs produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers generally purchase all the components and subassemblies used in the production of our products. Our products are shipped to regional distribution centers, operated by third-party logistics providers or the Company. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements and remain eligible for sale to the U.S. government.

Production facilities for our supplies products are located in the U.S. and Europe. We also supplement our in-house supplies production capabilities with third-party manufacturers, principally located in Asia-Pacific.

Repair services for our products are performed by either our own operations or through third parties, with repair service hubs located in each of the regions in which we serve our customers.
Research and Development
The Company devotes significant resources to developing innovative offerings for our target markets and ensuring that our offerings maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2024, 2023 and 2022 were $563 million, $519 million and $570 million, or 11.3%, 11.3% and 9.9% of Net sales, respectively. Worldwide, we have employed approximately 2,750 engineers and innovation and design experts, who along with contractors, are focused on strengthening and broadening our extensive portfolio of offerings.

Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2024, the Company owned approximately 1,700 trademark registrations and trademark applications, and approximately 7,150 patents and patent applications, worldwide.

We believe that our intellectual property will continue to provide us with a competitive advantage in our offerings as well as provide leverage for future technologies. Our success depends more upon our extensive know-how, deep understanding of end-user processes and workflows, innovative culture, technical leadership, and marketing and sales abilities. Although we do not rely only on patents or other intellectual property rights to protect or establish our market position, we will enforce our intellectual property rights when and where appropriate.

Human Capital
As of December 31, 2024, the Company had approximately 9,900 employees globally, with a majority in sales and technical roles. Our employees work in 54 countries with 45% of our employee population residing in the U.S. Some locations where business is conducted, primarily in Europe, China, and India, are subject to labor laws that differ significantly from those in the U.S.

The Company is committed to attracting, developing, and retaining talent to enable our strategic vision and purpose. This commitment directly shapes our approach to fostering a culture of belonging and advances employee engagement. It is Zebra’s policy to provide equal employment opportunity to all applications and employees. Our vision is to leverage the workforce where employees can bring their best selves to work, and to be a workspace where all employees are seen, heard, valued and respected. We believe this increases Zebra’s innovation.

We believe that our strong Company culture is a key contributor to our success. Following the refresh of Zebra’s values (Lead through Innovation; Deliver Excellence with Agility; Think and Act Customer First; Succeed as One; and Make a Positive Impact) in 2023, we launched our culture reinvigoration campaign in 2024. The campaign’s action-based workshop, experienced virtually or in person, provides employees an opportunity to learn and share experiences relating to the importance of Zebra’s culture and values. Employee engagement within the Company is consistently high and measures above relevant benchmarks for technology companies. Furthermore, as recognition of the Company’s strong culture and commitment to its employees, Zebra was ranked #78 on Newsweek’s list of Global Most Loved Workplaces, and #51 on Fast Company’s list of the Best Workplaces for Innovators.

The well-being of Zebra’s employees remains a core focus, and we have benefits reflecting this commitment, including zDay, (a paid, Company-wide day off for all eligible Zebra employees), summer hours, and Focus Fridays (which encourage meeting-free time on Friday afternoons).

Talent Development

Zebra is committed to creating an environment that fosters continuous learning. We believe that effective career development happens when employees and managers have open discussions regarding their development plans and how best to use Zebra’s resources to support their learning and career growth. These resources include the Zebra Education Network, an online learning platform available to all employees offering a wide variety of learning content that employees can connect to their individual development plans. We also offer annual training and certification programs, including mandatory compliance training. We also have structured mentorship programs for our employees.

Zebra’s Global Learning and Leadership Roadmap outlines our development programs and is supplemented through various functional and business unit offerings, focused on functional development needs. The Roadmap invites all employees to participate in their development at any stage of their career. New employees complete our Foundations course where they learn about Zebra, our vision, purpose, culture, and available resources, all taught through hands-on experiences and interactive presentations. Employees who are new to leading people can complete our Leadership Essentials and our Inclusive Leadership courses, which are designed to foster their leadership and management skills.

Senior Zebra leaders can also nominate employees for a series of leadership programs and experiences designed to advance the nominees’ development at critical stages of their careers. We connect these nominations to our annual talent review and succession planning process, which includes an assessment of our future leadership pipeline so that we can proactively develop our high potential employees for the future.

Employee Resource Groups (ERGs)

Zebra has ten employee-led ERGs, each of which is open to all employees. Over 25% of our employees are members of at least one ERG. We continue to expand membership across the business.

Community Engagement and Philanthropy

We have established partnerships with local organizations to forge meaningful relationships within the communities where Zebra operates and have closely tied our outreach strategy with our work in these communities.

Our employees actively participate in volunteering activities and are supported through our Zebra Gives programs. Through Zebra’s community partnerships, our employees leverage their talents and experience to make a positive impact on important community causes, including the advancement of STEM education. Through our partnerships to advance STEM, we sponsor educational events, mentor teams and individuals, and pilot programs to widen Zebra’s future talent pipeline. Our philanthropy efforts focus on healthcare and disaster relief where we maintain relationships with key strategic partners.

Regulatory Matters
Wireless Regulatory Matters
Our business is subject to certain wireless regulatory matters. The use of wireless voice, data, and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by commercial entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products to be used in spectrum bands already made available by regulatory bodies, these include voice and data infrastructure, mobile radios, and portable or hand-held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time-to-time by the FCC, NTIA, or regulatory agencies in other countries. Our products operate both on the licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to operate as expected. See Item 1A, Risk Factors for additional information regarding risks relating to wireless regulatory matters.
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic offerings. During 2024, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

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
•Developing and managing custom offerings;
•Managing parties to whom we have outsourced portions of our business operations;
•Managing administrative and operational burdens;
•Managing stakeholder interests including customer, investor and employee social responsibility matters;
•Maintaining and improving information technology infrastructure to support growth and to manage cybersecurity threats;
•Managing the integration of acquisitions;
•Managing logistical problems common to complex, expansive operations;
•Managing our international operations;
•Managing the cost of labor including any union organizing efforts and our responses to such efforts; and
•Attracting, developing and retaining individuals with the requisite technical expertise to develop new technologies and introduce new offerings.

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

The Company could encounter difficulties in any acquisition it undertakes, including unanticipated integration problems and business disruption. Acquisitions could also dilute stockholder value and adversely affect operating results. An acquisition may present business issues which are new to us. The process of integrating any acquired business, technology, product, service, software, or solution into our operations or offerings may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing operations and the further development of our existing business. These and other factors may result in benefits of an acquisition not being fully realized.

Acquisitions also may involve a number of risks, including, but not limited to:

•Difficulties and uncertainties in retaining the customers, distributors, vendors, or other business relationships from the acquired entities;
•The loss of key employees of acquired entities;
•Disruptions in our business due to difficulties integrating and reorganizing operations, offerings, technologies and personnel;
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

The Company may not be able to continue to develop offerings to address user needs effectively. To be successful, we must adapt to rapidly changing technological and application needs by continually improving our offerings, as well as introducing new offerings to address user demands.

The Company’s industry is impacted by:

•Evolving industry standards;
•Frequent new offering introductions;
•Evolving distribution channels;
•Increasing demand for customized offerings;
•Changing customer demands; and
•Changing security protocols.

Future success will depend on our ability to effectively and economically adapt in this evolving environment. We could incur substantial costs if we must modify our business to adapt to these changes, and may even be unable to adapt to these changes.

The Company participates in a competitive industry, which may become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. The markets that we serve are rapidly evolving and highly competitive. Some of our offerings are in direct competition with similar or alternative offerings provided by our competitors. In addition, we often compete with local competitors that may have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country or their focus on a single market. Because of the potential for consolidation in any market, such competitors may become larger, and increased size could permit them to operate in wider geographic areas. To remain competitive, we believe we must continue to effectively and economically:

•Identify and evolve with customer needs, emerging technologies, and industry trends;
•Monitor disruptive technologies and business models;
•Innovate, develop and timely commercialize new technologies and offerings;
•Competitively price our offerings;
•Offer superior customer service;
•Provide offerings of high quality and reliability;
•Provide dependable and efficient distribution networks; and
•Attract, retain and develop employees with technical expertise and an understanding of our industry and customer needs.

We cannot assure that we will be able to compete successfully against current or future competitors or technologies. Current or future competitors are likely to continue to develop and introduce new and enhanced offerings that could cause a decline in market acceptance of our offerings, or result in the loss of major customers. Increased competition in our industry may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. In addition, we may not be able to effectively anticipate and react to new entrants in the marketplace competing with our offerings. Further, as we expand into markets beyond our core offerings, we may face well established competitors, placing us at a disadvantage in a new competitive landscape. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary offerings, which may create additional pressures on our competitive position in the marketplace. An inability to compete successfully could have an adverse effect on our business and results of operations.

Geopolitical turmoil, including regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results. We are a global company with international operations, and we sell our offerings in countries throughout the world. The war between Russia and Ukraine, conflicts in the Middle East region, the risk of increased tensions between China and Taiwan, and other instances of geopolitical turmoil could limit our ability to sell our offerings, and could have an adverse impact on our business and results of operations. For instance, on March 5, 2022, we suspended our business operations in Russia. While this suspension has not had, and is not expected to have, a material impact on our operating results, it is not possible to predict the broader or long-term consequences of the war between Russia and Ukraine, which may include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, cybersecurity conditions, currency exchange rates, financial markets and energy markets.

Geopolitical turmoil and uncertainty could have a negative impact on our ability to sell and ship our offerings, collect payments from and support customers in certain regions, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges. In addition, geopolitical turmoil could result in: increased energy costs, which could increase the cost of manufacturing, selling and delivering our offerings; inflation, which has resulted in increases in the cost of manufacturing, reduced customer purchasing power, increased price pressures, and reduced or cancelled orders; increased risk of cybersecurity attacks; and market instability, any of which could adversely impact our financial results.
Operational Risks

The Company has substantial operations and sells a significant portion of our offerings outside of the U.S. and purchases important components, including final offerings, from suppliers located outside the U.S., many of whom with operations concentrated in China. Shipments to non-U.S. customers are expected to continue to account for a material portion of Net sales. We also expect to continue the use of third-party contract manufacturing services with non-U.S. production and assembly operations for our offerings.

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
•Geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could limit or prohibit our ability to transfer certain technologies, to sell our offerings, and could result in additional closure of facilities in sanctioned countries (e.g., the ongoing military conflicts between Russia and Ukraine and in the Middle East region, and changes in China-Taiwan and U.S.-China relations);
•Adverse changes in, or uncertainty of, local business laws or practices, including the following:
•Imposition of burdensome trade policies, including tariffs, quotas, taxes, trade barriers, or capital flow restrictions;
•Restrictions on the export or import of technology may reduce or eliminate the ability to sell in, or purchase from, certain markets;
•Political and economic instability and uncertainty may reduce demand for our offerings or put our assets at risk;
•Limited intellectual property protection in certain countries may limit recourse against infringement on our offerings or may cause us to refrain from selling in certain geographic territories;
•Staffing may be difficult including higher than anticipated turnover;
•A government-controlled exchange rate and limitations on the convertibility of currencies, including the Chinese Yuan;
•Transportation delays and customs related delays may affect production and distribution of our offerings;
•Difficulty in effectively managing and overseeing operations that are distant and remote from corporate headquarters; and
•Integration and enforcement of laws vary significantly among jurisdictions and may change over time.

Third parties may allege that the Company or our suppliers infringe upon their intellectual property rights. Periodically, third parties claim that we or our suppliers infringe upon their intellectual property rights. As we continue to expand our business and incorporate new technologies into our offerings, these types of claims may increase. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. To the extent a violation of a third-party’s patent or other intellectual property right is established, we may be prevented from operating our business as planned and we may be required to pay costly judgments or settlements, enter into costly licensing arrangements or use a non-infringing method to accomplish our business objectives, any of which could have a negative impact on our operating margins. See Item 3, Legal Proceedings for additional information regarding current patent litigation.

The inability to protect intellectual property could harm our reputation, and our competitive position may be materially damaged. Our intellectual property is valuable and provides us with certain competitive advantages. We use copyrights, patents, trademarks, trade secrets, confidentiality provisions and contracts to protect these proprietary rights. Despite these precautions, third parties may be able to copy or reproduce aspects of our intellectual property and our offerings or, without authorization, to misappropriate and use information we regard as trade secrets. Additionally, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we might not be able to protect our intellectual property adequately against unauthorized third-party use in certain jurisdictions. Additionally, the intellectual property rights we are able to obtain may not be sufficient to provide us with a competitive advantage and may be successfully challenged, invalidated, circumvented, or infringed. In any infringement litigation that the Company may undertake to protect our intellectual property, any award of monetary damages may be unlikely or very difficult to obtain, and any such award we may receive may not be commercially valuable. Furthermore, efforts to enforce or protect our proprietary rights may be ineffective and could result in the invalidation or narrowing of the scope of our intellectual property and may cause us to incur substantial litigation costs. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of the Company’s confidential information could be compromised by disclosure during this type of litigation.

Certain of our offerings rely on intellectual property, technologies, software, and content developed by, or licensed from, third parties. Certain of our offerings rely on intellectual property developed by, or licensed from, third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. For example, certain of our devices are dependent on third parties’ continued development and support of operating systems and software application ecosystem infrastructures, and on such third parties’ approval of our implementations of their operating systems and associated applications. If such parties chose to, or became required to, cease continued development or support of such operating systems or to otherwise restrict our access to such operating systems, we would be required to change our strategy for such devices. Our financial results could be negatively impacted by a resulting shift away from the operating systems we currently use and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on the Company and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage us.

Emerging issues related to the development and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business. Our development and use of AI technology, including generative AI, in our offerings and operations remains in the early phases. While we aim to develop and use AI responsibly and have implemented certain governance programs to attempt to mitigate ethical and legal issues presented by its development and use, we may ultimately be unsuccessful in identifying or resolving such issues before they arise. If we develop AI technologies for our offerings, or use AI technology to support our internal operations, that are controversial because of their actual or perceived impact on human rights, privacy, employment, or other social, economic or political issues, we may experience reputational harm or employee attrition.

AI technologies can be complex, rapidly evolving, and expensive to develop and use. Flaws in AI technologies that we develop might lead to decreased market acceptance with regard to certain of our offerings. AI technologies that we use to support our operations may carry inherent risks related to: data privacy and security, such as the intended or unintended transmission of personal data or of proprietary or sensitive information; copyright, such as the incorporation of third-party copyrighted materials into large language models; data quality and bias, such as the use of inaccurate, incomplete, outdated, or biased information; and challenges implementing and maintaining AI tools, such as the complications arising from integrating such tools with existing systems and practices, and from reliance on third-party AI vendors.

We also face competition from other companies that are developing their own AI technologies. Other companies may develop AI technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy.

Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the company. For example, in 2024 the European Artificial Intelligence Act (EU) 2024/1689 went into force and established requirements and obligations for developers and deployers of AI systems. Other emerging legal frameworks may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. We may not always be able to anticipate how to respond to such legal frameworks, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to develop and use AI technology.

Cybersecurity incidents could disrupt our business operations. We rely on information technology systems throughout the Company to keep financial records, process orders, manage inventory, coordinate shipments to distributors and customers, maintain confidential and proprietary information, and other technical activities, and operate other critical functions such as internet connectivity, network communications, and email. In addition to Company-owned systems, the Company also stores confidential and proprietary information through cloud-based services that are hosted by third parties where we have less influence over security protocols. Like many companies, we continually strive to meet industry information security standards relevant to our business. We periodically perform vulnerability assessments, remediate vulnerabilities, review log/access, perform system maintenance, manage network perimeter protection, implement and manage disaster recovery testing, and provide periodic educational sessions to our employees to foster awareness of schemes to access sensitive information. Despite our implementation of a variety of security controls and measures, as well as those of our third-party vendors, there is no assurance that such actions will be sufficient to prevent a cybersecurity incident. Further, as cybersecurity threats continue to rapidly evolve and become increasingly more difficult to detect and defend against, our current security controls and measures may not be effective in preventing cybersecurity incidents and we may not have the capabilities to detect and remediate certain vulnerabilities, which may allow unremediated vulnerabilities to persist over long periods of time. Accordingly, we may fail to remediate such vulnerabilities in time to prevent a cybersecurity incident. A cybersecurity incident could include an attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Phishing and other types of attempts to obtain unauthorized information or access are often sophisticated and difficult to detect or defeat.

Cybersecurity incidents can take a variety of forms including unintentional events as well as deliberate attacks by individuals, groups and sophisticated organizations, such as state sponsored organizations or nation-state actors. Further, certain of our third-party vendors have limited access to our employee and customer data and may use this data in unauthorized ways. Any such cybersecurity incident or misuse of our employees’ or customers’ data may lead to a material disruption of our core business systems, the loss or corruption of confidential business information, and/or the disclosure of personal data that in each case could result in an adverse business impact as well as possible damage to our brand. This could also lead to a public disclosure or theft of private intellectual property and a possible loss of customer confidence. In addition, any failure on the part of one of our contract manufacturers, distributors or resellers to maintain the security of its systems or data, including via the penetration of their network security or ransomware, could result in business disruption to us and damage to our reputation.

While we have experienced and expect to continue to experience cybersecurity threats and incidents, there have been no material incidents incurred to-date at the Company. However, new technologies and systems being installed with the intent of advancing capabilities and processing efficiencies may introduce new vulnerabilities which could outpace the Company’s ability to properly identify, assess and address such vulnerabilities. Further, new business models that rely heavily on global digitization, use of the cloud, big data, mobile and social media could expose the Company to even more cybersecurity threats and incidents. If our core business operations, or that of one of our third-party vendors, were to be breached, this could affect the confidentiality, integrity, and availability of our systems and data. Any failure on our part, or by our third-party vendors, to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and proprietary information, could result in: business disruption; damage to our reputation; financial obligations to third parties; fines, penalties, regulatory proceedings; private litigation with potentially large costs; deterioration in our suppliers’, distributors’, and customers’ confidence in us; as well as other competitive disadvantages. Such failures to maintain the security of data could have a material adverse effect on our business, financial condition, and results of operations. Although we maintain insurance related to cybersecurity risks, there can be no assurance that our insurance will cover the particular cybersecurity incident at issue or that such coverage will be sufficient. While we continue to perform security due diligence, there is always the possibility of a significant breach.

Cybersecurity incidents affecting our systems or our customers’ systems may negatively impact our business. Our offerings are used in customer environments and have the possibility of being subject to a cybersecurity incident. Our customers may use certain of our products, solutions and services to transmit and/or process personal data and other sensitive information, and a cybersecurity incident could result in disclosure of confidential information or disrupt the availability of the customer’s data and systems. Further, our customers may fail to adopt adequate security controls and measures, or may fail to timely update products and solutions deployed in their environment to install or enable security patches, which may result in cybersecurity vulnerabilities or incidents. The market perception of the effectiveness of our offerings and our reputation could also be harmed as a result of any actual or perceived cybersecurity breach that occurs in our network or in the network of a customer using our offerings, regardless of whether the breach is attributable to our offerings, the systems of other vendors, or to actions of malicious parties. It is possible that such a breach, or a perceived breach, could result in: delays in, or loss of market acceptance of, our products, solutions or services; diversion of our resources; injury to our reputation; theft or misuse of our intellectual property or other assets; increased service and warranty expenses; and payment of damages. To date, we have had no material incidents related to the security of our offerings. Additionally, strategic customers may negotiate specific controls and we may incur additional costs to comply with such customer-specific controls.

We may incur liabilities as a result of product failures due to actual or apparent design or manufacturing defects. We have been subject to product liability claims, and may continue to be subject to such claims, including claims for property or economic damages or personal injury, where damages arose, and may continue to arise, from our products as a result of actual or apparent design or manufacturing defects. In addition, such design or manufacturing defects may occur not only in our own designed offerings, but also in components provided by third-party suppliers. We seek to limit such risk through insurance protection as well as product design, manufacturing quality control processes, product testing and contractual indemnification from suppliers. Although there have been no material claims to-date at the Company, due to the growing size of the Company’s installed offering base and growing number of applications in which our offerings can be used, an actual or alleged design or manufacturing defect could result in product recalls, injury to our reputation, and customer service costs or legal costs that could have material adverse effects on our financial results.

Defects or errors in the Company’s software offerings, or third-party software included in or upon which our offerings rely, could harm our reputation, result in significant cost to us, and impair our ability to market such offerings. Our software, third-party software included in our offerings, or servers and infrastructure may contain undetected errors, defects, or bugs. Although we have not suffered significant harm from any errors, defects, or bugs, we may discover significant errors, defects, or bugs in the future that we may not be able to correct or correct in a timely manner. Any future errors, defects, or bugs found in our offerings or servers and infrastructure may result in delays in, or loss of market acceptance of, our offerings; inability to deliver our offerings; diversion of resources; injury to reputation; increased service and warranty expenses; and payment of damages; which could have a material adverse effect on our financial results.

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

A natural or man-made disaster, or a widespread public health issue, may have a material impact on our global operations, our customers and our vendors, which could adversely impact our business results and financial condition. Natural and man-made disasters, and widespread public health issues including pandemics, may occur in the future and the Company is not able to predict to what extent or duration any such disruptions will have on our ability to maintain ordinary business operations.

The Company’s facilities and operations are subject to catastrophic loss due to fire, flood, civil unrest, terrorism, or other natural or man-made disasters. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility. A widespread public health issue could lead to global supply chain challenges, which could adversely impact our ability to procure certain components and could impact our ability to manufacture products and cause delays in delivery of our offerings to our customers. Health orders and safety protocols could further impact our on-site operations and our ability to manufacture, ship or deliver to customers. For example, in the event of another global pandemic like COVID-19, periodic spikes in widespread infection rates, and local outbreaks on our sites or our supplier, customer or vendor sites in spite of safety measures or vaccinations, could cause disruptions to our operations or those of our suppliers, customers, or vendors.

Following a disruption to our business, the Company could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be adversely affected. The consequences of a natural and man-made disaster, or a widespread public health issue, could have a material impact on our global operations, our employees, our customers and our vendors, which could adversely impact our business results, operations, revenue, growth and overall financial condition.

We are exposed to risks under large, multi-year contracts that may negatively impact our business. We enter into large, multi-year contracts with our customers that expose us to risks, including among others: (i) technological risks, especially when contracts involve new technology; (ii) financial risks, including the accuracy of estimates inherent in projecting costs associated with large, long-term contracts and the related impact on operating results; and (iii) cybersecurity risks, especially in offerings or managed services contracts with customers that process personal data. Recovery of front-loaded costs incurred on long-term managed services and software-based offerings contracts with customers is dependent on the continued viability of such customers. The insolvency of customers could result in a loss of anticipated future revenue attributable to that program or offering, which could have an adverse impact on our profitability.

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

We utilize the services of subcontractors to perform under many of our contracts, and the inability of our subcontractors to perform in a timely and compliant manner could negatively impact our performance obligations as the prime contractor. We engage subcontractors on many of our contracts and our use of subcontractors has and may continue to increase as we expand our global business. Our subcontractors may further subcontract performance and may supply third-party products and software. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by a subcontractor and the functionality, warranty and indemnities of products, software, and services supplied by a subcontractor. We are not always successful in passing along customer requirements to our subcontractors, and thus in some cases may be required to absorb contractual risks from our customers without corresponding back-to-back coverage from our subcontractors. Our subcontractors may not be able to acquire or maintain the quality of the materials, components, subsystems, and services they supply, or secure preferred warranty and indemnity coverage from their suppliers, which might result in greater product returns, service problems, warranty claims and costs, and regulatory compliance issues and could harm our business, financial condition, and results of operations.

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

Failure of our suppliers, subcontractors, distributors, resellers, and representatives to use acceptable legal or ethical business practices could negatively impact our business. It is our policy to require suppliers, subcontractors, distributors, resellers, and third-party sales representatives (“TPSRs”) to operate in compliance with applicable laws, rules, and regulations, including those regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or TPSRs violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights, or patents, legal action could be taken against us that could impact the salability of the Company’s offerings, and expose us to financial obligations to a third party. Any of these events could have a negative impact on our sales and results of operations.

We rely on third-party dealers, distributors, and resellers to sell many of our offerings, and their failure to effectively bring our offerings to market may negatively affect our results of operations and financial results. In addition to our own sales force, we provide our offerings through a variety of third-party dealers, distributors, and resellers who may also market other offerings that compete with ours. Failure of one or more of our third-party dealers, distributors, or resellers to effectively promote our offerings could affect our ability to bring offerings to market and have a negative impact on our results of operations. Any changes to our channel program may cause some of our third-party dealers, distributors, or resellers to exit the program due to modifications to the program structure, which may reduce our ability to bring offerings to market and could have a negative impact on our results of operations.

Third-party dealers, distributors or resellers could also face additional costs or credit concerns resulting from an uncertain economic environment that would cause such parties to reduce purchases of our offerings, thereby causing a negative impact on our financial results. Some of these third-parties are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for third-party dealers, distributors, or resellers and we are unable to successfully transition end-customers to purchase our offerings from other third-parties or from us directly, it may cause, and in some cases, has caused, a negative impact on our financial results.

Final assembly of certain of our products is performed by third-party electronics manufacturers. We may be dependent on these third-party electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these third-party electronics manufacturers to manufacture our products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer demand, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming. We have taken actions to diversify, and may take additional actions to diversify in the future, our product sourcing footprint. Such actions have, and may again, result in additional costs.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and components, as well as services and software to meet the demands of customers. We source some of our components from sole-source suppliers.

Any disruption to our suppliers or significant increase in the price of supplies, inclusive of transportation costs, or change in customer demand could have a negative impact on our results of operations. Our ability to meet customers’ demands depends, in part, on our ability to obtain in a timely manner an adequate delivery of quality materials, parts, and components, as well as services and software from our suppliers, and our ability to deliver offerings to our customers. In addition, certain supplies are available only from a single source or limited sources and we may not be able to diversify sources in a timely manner. If demand for our offerings increases from our current expectations or if suppliers are unable or unwilling to meet our demand for other reasons, including as a result of natural disasters, public health issues, severe weather conditions, or financial issues, we could experience an interruption in supplies or a significant increase in the price of supplies that could have a negative impact on our business. We have experienced shortages in the past that have negatively impacted our results of operations and may experience such shortages in the future. At times we have and may continue to execute multi-year purchase commitments with suppliers that contain minimum spend thresholds, which we are obligated to fulfill even if customer demand declines, and may require that we purchase inventory that exceeds our forecasted demand. In addition, volatility in customer demand, offering availability, and transport costs, may result in increased operating input costs, elevated inventory levels, as well as inventory-related losses. Also, credit constraints at our suppliers could cause us to accelerate payment of accounts payable by us, impacting our cash flow.

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

Our order backlog may not be a reliable indicator of our future operating results. Our order backlog may be fulfilled several quarters following receipt of a purchase order, either due to customer schedules or delays caused by supply chain constraints, which may negatively impact our ability to convert our order backlog into revenue.

If we experience a significant disruption in our IT systems, our business, reputation, and operating results could be adversely affected. Our business processes depend on our IT systems, and the IT systems and processes of third parties to provide offerings, maintain financial records, retain sensitive data such as intellectual property, proprietary business information, and data related to customers, suppliers, and business partners, process orders, manage inventory, process shipments to customers and operate other critical functions. Disruptions to our IT systems from system failures, shutdowns, implementation of new operational systems or software or upgrades to existing systems and software, and other events, including disruptions at our cloud computing, server, systems, and other third-party IT service providers, could interfere with our operations, interrupt order processing and shipments, damage customer and business partner relationships, and negatively impact our reputation. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such events will be successful.

Financial and Market Risks

The impact of trade policy changes in the United States and corresponding actions by other countries in which the Company does business could adversely affect our financial performance. The Company currently imports a significant percentage of our offerings into the U.S., and international trade disputes and increased tariffs between the U.S. and other countries in which the Company does business, including China, could negatively impact the Company’s financial performance. Certain of our suppliers and other entities with whom we do business have operations concentrated in China and other non-U.S. countries. Their ability to supply materials to us, purchase our offerings, or otherwise work with us is affected by their ability to do business in such non-U.S. countries. If the U.S.’s relationship with other countries results in additional trade disputes, trade protection measures, retaliatory actions, tariffs and increased barriers, policies that favor domestic industries, or increased import or export licensing requirements or restrictions, then our operations may be adversely affected due to such changes in the economic and political ecosystem in which our suppliers and other entities with whom we do business operate. Although the Company has taken actions to diversify its product sourcing footprint, these efforts may not be sufficient to mitigate negative impacts on the Company’s financial performance resulting from certain changes to trade policies.

Our exposure to foreign exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations. We provide our offerings globally, and higher volatility and fluctuations in foreign exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. Accordingly, significant changes in foreign exchange rates, particularly the Euro, British Pound Sterling and Czech Koruna, has had in the past, and could continue to, cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the U.S. dollar potentially exposes us to competitive threats from lower-cost producers in other countries. Further, our sales are translated into U.S. dollars for reporting purposes, and the strengthening of the U.S. dollar has in the past, and could continue to, result in unfavorable translation effects as the results of non-U.S. locations are translated into U.S. dollars. From time to time, we may use derivative financial instruments, including foreign currency exchange contracts, to manage foreign exchange rate risks. However, our hedging strategies may be ineffective, may not offset any or more than a portion of the adverse financial impact resulting from foreign exchange rate variations, or may result in losses.

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

Economic conditions and financial market disruptions may adversely affect our business and results of operations. Adverse economic conditions or reduced and/or changes in the timing and amount of information technology spending may negatively impact our business. General disruption of financial markets and a related general economic downturn or uncertainty could adversely affect our business and financial condition through a reduction in demand for our offerings by our customers. If a downturn were severe enough, it could require further impairment testing and write-downs of goodwill and other intangible assets. Cost reduction actions have been and may be necessary in the future resulting in restructuring charges as well as changes in staffing levels which may strain our resources. If there is a downturn in the markets in which our customers operate, orders from customers in such markets may decline, be delayed or be cancelled. A tightening of financial credit or an increase in the cost of borrowing could adversely affect our customers, suppliers, outsourced manufacturers, and channel partners (e.g., distributors and resellers) from obtaining adequate credit for the financing of significant purchases. An economic downturn could also result in a decrease in or cancellation of orders for our offerings; negatively impacting the ability to collect accounts receivable on a timely basis; result in additional reserves for uncollectible accounts receivable; and require additional reserves for inventory obsolescence.

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
•We may be unable to create liens on certain assets to secure debt;
•Our subsidiary guarantors may not have sufficient assets or cash flow to allow them to guarantee new debt and existing debt;
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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our operating results. We do not hold or issue derivative financial instruments for trading purposes. However, we have utilized, and in the future may utilize, derivative financial instruments to reduce interest rate risk associated with our indebtedness. From time to time, we have entered into forward interest rate swap agreements to manage variable interest rate risk and effectively convert a portion of our indebtedness into a fixed rate loan. Under generally accepted accounting principles, changes in the fair values of such swap contracts would be reflected in our Consolidated Statements of Operations as a component of “Interest expense, net” if not hedged. Accordingly, the associated impact on our quarterly operating results would be directly related to changes in prevailing interest rates, and we would have a non-cash gain on such swaps if interest rates increase and vice versa in the event of an interest rates decrease. Consequently, if we enter into forward interest rate swap agreements to manage variable interest rate risk, such swaps could introduce additional volatility to our operating results.

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

Laws and regulations relating to the handling of personal data may result in increased costs, legal claims, or fines against the Company. As part of our operations, the Company collects, uses, stores, and transfers personal data of third parties, employees and limited customer data in and across various jurisdictions. Laws and regulations relating to the handling of such personal data may result in increased costs, legal claims, or fines against the Company. Existing laws and emerging regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials, regulators and privacy advocates are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data, which may result in new interpretations of existing laws that impact our business. Compliance with these laws may require us to, among other things, make changes in services, business practices, or internal systems that may result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Further, there is no assurance that we will be able to meet additional requirements that may be imposed on the transfer of personal data without incurring expenses. We may experience reluctance or refusal by customers to purchase or continue to use our offerings due to concerns regarding their data protection obligations. Our actual or perceived failure to comply with applicable laws and regulations or other obligations to which we may be subject, or to protect personal data from unauthorized access, use, or other processing, may subject the Company to enforcement actions and regulatory investigations, claims, legal proceedings or other actions, reputational harm and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.

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

We are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws. Our operations and the products we manufacture and/or sell are subject to a wide range of product regulatory and safety, consumer, worker safety, and environmental laws and regulations. Compliance with such existing or future laws and regulations could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, restrict what offerings we can provide, and generally impact our financial performance. Some of these laws are environmental and relate to the use, disposal, remediation, emission and discharge of, and exposure to hazardous substances. These laws often impose liability and can require parties to fund remedial studies or actions regardless of fault. We continue to incur disposal costs and have ongoing remediation obligations. Environmental laws have tended to become more stringent over time and any new obligations under these laws could have a negative impact on our operations or financial performance.

Laws focused on the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; reducing or eliminating certain hazardous substances in electronic products and accessories; and the transportation of batteries continue to expand significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, the transportation of lithium-ion batteries, and other aspects are also proliferating. There are also demanding and rapidly changing laws around the globe related to issues such as product safety, radio interference, radio frequency radiation exposure, medical-related functionality, and consumer and social mandates pertaining to use of wireless or electronic equipment. These laws, and changes to these laws, could have a substantial impact on whether we can provide certain offerings, and on what capabilities and characteristics our offerings can or must include.

These laws impact our products and negatively affect our ability to manufacture and sell products competitively. We expect these trends to continue. In addition, we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from our offerings, increasing energy efficiency, and providing additional accessibility.

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

From time to time, we create and publish voluntary disclosures regarding ESG matters. Identification, assessment, and disclosure of such matters is complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances. However, if our ESG practices or business portfolio do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, supplier, business partner, or acquiror could be negatively impacted. In addition, we note that certain ESG matters are becoming less “voluntary” as regulators, including the SEC, begin proposing and adopting regulations regarding ESG matters, including, but not limited to climate change-related matters. As we are subject to increased regulatory requirements, we could experience increased compliance-related costs and risks, including potential enforcement and litigation. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.

We are dependent on the availability and use of certain bands within the radio frequency spectrum; our offerings may be subject to harmful interference from new or modified spectrum uses. The global demand for wireless communications has grown exponentially, and spurred competition for access among various networks and users. In response, regulators in various jurisdictions are reassessing spectrum allocations among users and considering whether to change the allocation of, or require sharing of, certain spectrum bands. Certain of our offerings are dependent on the use of licensed and unlicensed radio frequency spectrum for wireless voice, data, and video communications. The utility and reliability of such offerings may be adversely affected by the reallocation of radio frequency bands, other modifications of the permitted uses of relevant frequency bands, and interference from other services and equipment operating either in-band or in adjacent frequency bands, which may cause adverse impacts on our offerings and reduce demand for such offerings. Further, regulatory changes may necessitate modifications to certain of our offerings so they can continue to operate as expected.

Item 1B.Unresolved Staff Comments
None.

Item 1C.     Cybersecurity

Zebra takes a comprehensive approach to managing cybersecurity risk, starting with the integration of cybersecurity risk into our overall enterprise risk management framework, among other significant risks to the Company.

Board Oversight

Our Board of Directors is responsible for oversight of risks to the Company and is assisted by the Audit Committee in the oversight of cybersecurity risks. Management provides regular updates to the Board regarding the Company’s key cybersecurity activities. In connection with its oversight, the Audit Committee monitors the quality and effectiveness of the Company’s cybersecurity program, including security of its internal information technology systems and its products, services, and software solutions as well as our cybersecurity incident response plan and resources. Management provides quarterly updates to the Audit Committee about cybersecurity threat protection, detection, mitigation and remediation, including the overall status of the Company’s cybersecurity program, results of third-party assessments, and recent cybersecurity threats. In addition, the Audit Committee reviews the Company’s cybersecurity investment methodology to determine whether cybersecurity maturity improvements and risk reductions are being made.

Management’s Role

Management is responsible for day-to-day cybersecurity risk management activities, including proactively identifying, assessing, prioritizing, managing and mitigating enterprise cybersecurity risks. Our Chief Financial Officer (“CFO”) is the accountable leader in executive management for Zebra’s IT and cybersecurity programs.

The Chief Security Officer (“CSO”) is the senior-most security professional responsible for the implementation of the Company’s cybersecurity, product security, and corporate/physical security programs, and reports to the CFO. The CSO also makes recommendations to the Company’s executive management regarding the Company’s cybersecurity risk mitigation priorities. The Company’s current CSO has served in that role for Zebra since 2018. He is a recognized leader in the field of cybersecurity with over 15 years of global executive cybersecurity experience.

The Chief Information Officer (“CIO”) is a peer to the CSO, also reports to the CFO. The CIO and his team are responsible for executing cybersecurity risk mitigation plans. Zebra’s current CIO was appointed to the role in 2022 and has nearly 20 years of experience in managing IT functions.

The Chief Information Security Officer (“CISO”) reports to the CSO and oversees the Company’s Security Operations Center (“SOC”). The CISO establishes and oversees the execution of prioritized cybersecurity mitigation plans for the Company. Zebra’s current CISO was appointed to the role in 2018 and has held multiple leadership roles overseeing IT functions since joining the Company in 2004, including driving efforts within the cybersecurity function.

Cybersecurity Risk Management

The underlying controls of our cybersecurity risk management program are based on recognized industry practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. Our approach to cybersecurity risk management includes the following key elements:

•Defense and On-going Monitoring – Our SOC is responsible for the on-going monitoring and analysis of cybersecurity threats to the Company. The SOC evaluates cybersecurity incidents according to the Company’s cyber incident response plan, appropriate cybersecurity incident playbook, and crisis communications cybersecurity incident plan. The Company also utilizes endpoint detection and response services as well as data forensic investigation services for additional capability and timely assistance with potential cybersecurity incidents.

•Technical Safeguards – The Company utilizes various tactics for cybersecurity threat protection. We periodically perform vulnerability assessments, remediate vulnerabilities, review logs and access, perform system maintenance, manage network perimeter protection, and implement and manage disaster recovery testing. Further, Zebra relies on its information security management system supported by a comprehensive set of policies that directly align with ISO 27001 and are supported by System and Organization Controls 2 (SOC2) reports and external ISO 27001:2013 certification for certain parts of our business.

•Education and Awareness – To foster employee awareness of cybersecurity threats, we provide periodic educational sessions to our employees, including annual training on general cybersecurity concepts and targeted educational opportunities that include real-life simulation and “tabletop exercises.” We also regularly conduct privacy and security summits that involve training and information sessions conducted by employees and by third parties.

•Third-Party Risk Management (“TPRM”) – Our TPRM function focuses on mitigating cybersecurity risk from specific third-party vendor categories. This function performs initial TPRM assessments as part of the vendor selection process and regularly reassesses vendors based on vendor type and risk factors.

While we have experienced and expect to continue to experience cybersecurity threats and incidents, there have been no material incidents incurred to-date at the Company. However, there can be no guarantee that our policies and procedures will be followed in every instance or that those policies and procedures will always be effective. Cybersecurity threats could materially affect our business strategy, results of operations, or financial condition, as further discussed in the risk factors in Part I, Item 1A of this report.

Item 2.Properties

Our corporate headquarters are located in Lincolnshire, Illinois; a northern suburb of Chicago. We also operate manufacturing, repair, distribution and warehousing, administrative, research, and sales facilities in other U.S. and international locations.

As of December 31, 2024, the Company owned 3 laboratory and warehouse facilities located in the U.S., U.K., and Canada.

As of December 31, 2024, the Company had a total of 111 leased facilities with locations spread globally; 29 of which are located in the U.S. and 82 of which are located in other countries. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

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
Our Class A Common Stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”.

As of February 6, 2025, the last reported price for the Company’s Class A Common Stock was $376.80 per share, and there were 78 registered stockholders of record for Zebra’s Class A Common Stock. The number of beneficial owners is substantially greater than the number of stockholders of record because a large portion of our Class A common stock is transacted through banks and brokers.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
September 29, 2024 - October 26, 2024	—	$—	—	$877
October 27, 2024 - November 23, 2024	—	—	—	877
November 24, 2024 - December 31, 2024	80,256	387.20	80,256	846
Total	80,256	$—	80,256	$846

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. This authorization augments the previous $1 billion share repurchase authorization which was announced on July 30, 2019 and completed in the fourth quarter of 2022. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of December 31, 2024, the Company has cumulatively repurchased 539,574 shares of common stock for approximately $154 million, resulting in a remaining amount of share repurchases authorized under the plans of $846 million. Subsequent to the year ended December 31, 2024, the Company has repurchased 128,466 shares of common stock for approximately $50 million through February 6, 2025.

Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Zebra Technologies Corporation Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index for the five years ended December 31, 2024. The comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index as of the market close on December 31, 2019. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Value at each year-end of $100 initial investment made on December 31, 2019
	12/19	12/20	12/21	12/22	12/23	12/24
Zebra Technologies Corporation	$100.00	$150.46	$233.01	$100.38	$107.00	$151.20
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Information Technology	$100.00	$143.89	$193.58	$139.00	$219.40	$299.72

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses fiscal 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 are not included herein. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for that discussion.

Overview
The Company is a global leader in providing Enterprise Asset Intelligence (“EAI”) offerings in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other workflow automation offerings. The Company’s operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”) and Enterprise Visibility & Mobility (“EVM”). Refer to Part I, Item 1 of this document for additional information.

•The AIT segment is an industry leader in barcode printing and asset tracking technologies. Its major product lines include barcode and card printers, RFID and RTLS offerings, and supplies, including temperature-monitoring labels, and services.

•The EVM segment is an industry leader in automatic information and data capture offerings. Its major product lines include mobile computing, data capture, fixed industrial scanning and machine vision, services, and workflow optimization solutions. Our workflow optimization solutions include cloud-based software subscriptions, retail solutions, and robotic automation solutions.

2024 Financial Summary and Other Recent Developments

•Net sales were $4,981 million in the current year compared to $4,584 million in the prior year.
•Operating income was $742 million in the current year compared to $481 million in the prior year.
•Net income was $528 million, or $10.18 per diluted share in the current year, compared to Net income of $296 million, or $5.72 per diluted share in the prior year.
•Net cash provided by operating activities was $1,013 million in the current year compared to net cash used in operating activities of $4 million in the prior year.

As we entered 2024, we saw the stabilization of distributor inventory levels in both of our segments and the beginning of a modest recovery in demand trends in certain of our offerings within our EVM segment. The demand trend recovery broadened across offerings within both segments beginning in the second half of the year contributing to improved revenue and profitability. As we look ahead to 2025, we expect increased uncertainty and volatility in global trade policy and foreign currency exchange rates.

The Company completed its actions under the 2022 Productivity Plan in the current year. Total charges associated with the 2022 Productivity Plan and the U.S. voluntary retirement plan (“VRP”), which was completed in 2023, were $127 million, including $17 million recorded in the current year. The costs of these actions are classified within Exit and restructuring on the Consolidated Statements of Operations. Together, these programs have impacted over 9% of our global employee base and have generated approximately $120 million of annualized net cost savings, primarily within Operating expenses.

In the second quarter, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate; the proceeds of which, were partially used to repay outstanding debt. Additionally, with the issuance of the fixed rate Senior Notes, the Company terminated its interest rate swap agreements which were intended to result in a fixed interest rate on a portion of our variable rate debt.

On December 27, 2024, the Company entered into a definitive agreement to acquire Photoneo, a leading developer and manufacturer of 3D machine vision offerings. The purchase price of approximately €60 million is expected to be funded with cash on hand. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2025. The acquired business will become part of the EVM segment.

Results of Operations: Year Ended 2024 versus 2023 and Year Ended 2023 versus 2022
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Net sales:
Tangible products	$4,016	$3,665	$4,915	9.6%	(25.4)%
Services and software	965	919	866	5.0%	6.1%
Total Net sales	4,981	4,584	5,781	8.7%	(20.7)%
Gross profit	2,413	2,123	2,624	13.7%	(19.1)%
Gross margin	48.4%	46.3%	45.4%	210 bps	90 bps
Operating expenses	1,671	1,642	2,095	1.8%	(21.6)%
Operating income	$742	$481	$529	54.3%	(9.1)%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
North America	$2,547	$2,405	$2,919	5.9%	(17.6)%
EMEA	1,617	1,414	1,920	14.4%	(26.4)%
Asia-Pacific	490	481	609	1.9%	(21.0)%
Latin America	327	284	333	15.1%	(14.7)%
Total Net sales	$4,981	$4,584	$5,781	8.7%	(20.7)%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As a Percentage of Net sales
	2024	2023	2022	2024	2023	2022
Selling and marketing	$600	$581	$607	12.0%	12.7%	10.5%
Research and development	563	519	570	11.3%	11.3%	9.9%
General and administrative	381	334	375	7.6%	7.3%	6.5%
Settlement and related costs	—	—	372	—%	—%	6.4%
Amortization of intangible assets	104	104	136	NM	NM	NM
Acquisition and integration costs	6	6	21	NM	NM	NM
Exit and restructuring costs	17	98	14	NM	NM	NM
Total Operating expenses	$1,671	$1,642	$2,095	33.5%	35.8%	36.2%

Consolidated Organic Net sales growth (decline):

	Year Ended December 31,
	2024	2023
Reported GAAP Consolidated Net sales growth (decline)	8.7%	(20.7)%
Adjustments:
Impact of foreign currency translations (1)	(0.6)%	1.4%
Impact of acquisitions (2)	—%	(0.5)%
Consolidated Organic Net sales growth (decline) (3)	8.1%	(19.8)%

(1)Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period as well as removing realized cash flow hedge gains and losses from both the current and prior year periods.

(2)For purposes of computing Organic Net sales growth (decline), amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.
(3)Consolidated Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2024 compared to 2023
Total Net sales increased $397 million or 8.7% compared to the prior year reflecting growth in our EVM segment that was partially offset by a slight decline in our AIT segment as the current year recovery in demand trends benefited EVM earlier in the year than AIT. Excluding the effects of foreign currency changes and acquisitions, Consolidated Organic Net sales increased by 8.1%.

Gross margin increased to 48.4% for the current year compared to 46.3% in the prior year. The increase was primarily due to volume leverage, higher service and software margins, lower freight rates, and lower inventory-related charges. Gross margin was higher in both segments, particularly EVM.

Operating expenses for the years ended December 31, 2024 and 2023 were $1,671 million and $1,642 million, or 33.5% and 35.8% of Net sales, respectively. Current year Operating expenses were higher than the prior year primarily due to higher incentive compensation, partially offset by lower Exit and restructuring costs and incremental savings largely attributed to our Exit and restructuring actions.

Operating income was $742 million for the current year compared to $481 million for the prior year. The increase was due to higher Gross profit partially offset by higher Operating expenses.

Net income increased 78.4% compared to the prior year primarily due to higher Operating income, as described above, as well as lower Interest (expense) income, net which included higher interest rate swap gains and interest income in the current year.

The Company’s effective tax rates for the years ended December 31, 2024 and December 31, 2023 were 16.9% and 11.4%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to lower rate benefits from tax credits and discrete items as well as higher state income taxes.

Diluted earnings per share increased to $10.18 as compared to $5.72 in the prior year primarily due to higher Net income.
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes Amortization of intangible assets, Acquisition and integration costs, Exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in 2022, impairment of goodwill and other intangibles, and business acquisition purchase accounting adjustments).
Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Net sales:
Tangible products	$1,532	$1,537	$1,728	(0.3)%	(11.1)%
Services and software	115	114	109	0.9%	4.6
Total Net sales	1,647	1,651	1,837	(0.2)%	(10.1)%
Gross profit	793	787	795	0.8%	(1.0)%
Gross margin	48.1%	47.7%	43.3%	40 bps	440 bps
Operating expenses	458	441	434	3.9%	1.6%
Operating income	$335	$346	$361	(3.2)%	(4.2)%

AIT Organic Net sales (decline):

	Year Ended December 31,
	2024	2023
AIT Reported GAAP Net sales (decline)	(0.2)%	(10.1)%
Adjustments:
Impact of foreign currency translations (1)	(0.7)%	1.3%
AIT Organic Net sales (decline) (2)	(0.9)%	(8.8)%

(1)Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period as well as removing realized cash flow hedge gains and losses from both the current and prior year periods.

(2) AIT Organic Net sales (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2024 compared to 2023
Total Net sales for AIT decreased $4 million or 0.2% compared to the prior year primarily due to lower sales of printing products and supplies, partially offset by favorable foreign currency changes and higher sales of RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales decreased by 0.9%.

Gross margin increased to 48.1% in the current year compared to 47.7% for the prior year primarily due to favorable foreign currency changes, partially offset by higher inventory-related charges.

Operating income decreased 3.2% in the current year compared to the prior year due to higher Operating expenses partially offset by higher Gross profit.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2024 vs 2023	Percent Change 2023 vs 2022
	2024	2023	2022
Net sales:
Tangible products	$2,484	$2,128	$3,187	16.7%	(33.2)%
Services and software	850	805	757	5.6%	6.3%
Total Net sales	3,334	2,933	3,944	13.7%	(25.6)%
Gross profit	1,620	1,336	1,829	21.3%	(27.0)%
Gross margin	48.6%	45.6%	46.4%	300 bps	(80) bps
Operating expenses	1,086	993	1,118	9.4%	(11.2)%
Operating income	$534	$343	$711	55.7%	(51.8)%

EVM Organic Net sales growth (decline):

	Year Ended December 31,
	2024	2023
EVM Reported GAAP Net sales growth (decline)	13.7%	(25.6)%
Adjustments:
Impact of foreign currency translations (1)	(0.5)%	1.5%
Impact of acquisitions (2)	—%	(0.8)%
EVM Organic Net sales growth (decline) (3)	13.2%	(24.9)%

(1)Operating results reported in U.S. Dollars are affected by foreign currency exchange rate fluctuations. Foreign currency translation impact represents the difference in results that are attributable to fluctuations in the currency exchange rates used to convert the results for businesses where the functional currency is not the U.S. Dollar. This impact is calculated by translating the current period results at the currency exchange rates used in the comparable prior year period as well as removing realized cash flow hedge gains and losses from both the current and prior year periods.

(2)For purposes of computing EVM Organic Net sales growth (decline), amounts directly attributable to business acquisitions are excluded for twelve months following their respective acquisitions.

(3)EVM Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2024 compared to 2023
Total Net sales for EVM increased $401 million or 13.7% compared to the prior year primarily due to higher sales of mobile computing products, and services and software, partially offset by lower sales of data capture products. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales increased by 13.2%.

Gross margin increased to 48.6% in the current year compared to 45.6% for the prior year primarily due to volume leverage, favorable business mix, higher service and software margins, lower inventory-related charges, and lower freight rates.
Operating income for the current year increased 55.7% compared to the prior year due to higher Gross profit partially offset by higher Operating expenses.
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

	Year Ended December 31,			$ Change 2024 vs 2023	$ Change 2023 vs 2022
	2024	2023	2022
Cash flow provided by (used in):
Operating activities	$1,013	$(4)	$488	$1,017	$(492)
Investing activities	(57)	(92)	(968)	35	876
Financing activities	(190)	117	253	(307)	(136)
Effect of exchange rates on cash balances	(3)	—	—	(3)	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	$763	$21	$(227)	$742	$248
2024 vs. 2023
The change in our cash and cash equivalents balance during the current year is reflective of the following:

•$1,017 million change in operating activities primarily due to the timing of cash payments and the reduction of overall inventory levels, lower legal settlement, income tax, and employee incentive compensation payments, higher cash receipts on interest rate swaps attributed to the termination of those agreements, as well as overall improved operating profits.

•$307 million change in financing activities primarily due to current year net debt repayments as a portion of the recently issued Senior Notes was utilized to reduce total debt, compared to net borrowings in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2024	2023
Term Loan A	$1,575	$1,684
Senior Notes	500	—
Revolving Credit Facility	—	413
Receivables Financing Facilities	108	129
Total debt	$2,183	$2,226
Less: Debt issuance costs	(9)	(2)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(79)	(173)
Total long-term debt	$2,092	$2,047

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity in 2027. The Company has and may make prepayments in whole or in part, without premium or penalty; and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2024, the Term Loan A interest rate was 5.71%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter of 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The net proceeds of the issuance, after deducting debt issuance costs which were deferred, were approximately $492 million. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year, commencing on December 1, 2024. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2024, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of December 31, 2024, the Revolving Credit Facility had an average interest rate of 5.68%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of December 31, 2024, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. During the first quarter of 2024, the Company amended this facility to extend the maturity to March 19, 2027 but otherwise did not substantially change the terms of the facility.

As of December 31, 2024, the Company’s Consolidated Balance Sheets included $638 million of gross receivables that were pledged under the facility. As of December 31, 2024, $108 million had been borrowed, of which $79 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of December 31, 2024, the facility had an average interest rate of 5.38%. Interest is paid monthly on these borrowings.

See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Receivables Factoring
The Company has a Receivables Factoring arrangement, pursuant to which certain receivables originated from the EMEA and Asia-Pacific regions up to a maximum of €75 million, as amended, are sold to a bank without recourse in exchange for cash. Transactions under the Receivables Factoring arrangement are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The bank’s purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the bank, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

As of December 31, 2024 and 2023, there were a total of $28 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $51 million and $112 million of obligations that were not yet remitted to the bank as of December 31, 2024 and 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

See Note 19, Accounts Receivable Factoring in the Notes to Consolidated Financial Statements for further details.

Share Repurchases
On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. The authorized share repurchase program does not have a stated expiration date. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the year ended December 31, 2024, the Company repurchased 130,560 shares of common stock for approximately $47 million. As of December 31, 2024, the Company has cumulatively repurchased 539,574 shares of common stock for approximately $154 million, resulting in a remaining amount of share repurchases authorized under the plans of $846 million. Subsequent to the year ended December 31, 2024, the Company has repurchased 128,466 shares of common stock for approximately $50 million through February 6, 2025.

Future Cash Requirements
We believe that our Cash and cash equivalents, which totaled $901 million as of December 31, 2024, along with anticipated cash generation from operations and available borrowing capacity on debt and other financing facilities, will be sufficient to fund the Company’s cash requirements during the next 12 months and thereafter based on our current business plans.

Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries, which was $52 million and $33 million as of December 31, 2024 and 2023, respectively. We do not expect that Cash and cash equivalents held by foreign subsidiaries will need to be repatriated to fund the Company’s U.S. operations based on current cash requirements.

Our cash requirements during the next 12 months and thereafter include payments to satisfy the following obligations:

•Purchase obligations — The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud services, which contain minimum purchase requirements and are non-cancellable. As of December 31, 2024, these multi-year commitments were approximately $138 million. This amount excludes routine purchase orders for goods and services, as well as amounts already reflected within Current liabilities on the Consolidated Balance Sheet. See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional details.

•Debt obligations — We expect to make total payments of approximately $210 million associated with the Company’s debt facilities in 2025. This expected use of cash is based on the Company’s current borrowings and applicable interest rates and margins as of December 31, 2024, and includes principal and interest payments. In the ordinary course of business, the Company may decide to borrow additional amounts or repay principal earlier than contractually owed, which would affect future cash payments. See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt facilities.

•Leases obligations — We lease various manufacturing and repair facilities, distribution centers, research facilities, sales and administrative offices, equipment, and vehicles. As of December 31, 2024, the Company’s fixed lease commitments totaled $233 million, of which $46 million is payable in 2025. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

In addition to the expected cash requirements described above, the Company may use cash to fund strategic acquisitions, investments, or repurchase common stock under its share repurchase program. We also expect to spend approximately $60 million to $70 million on capital expenditures in 2025.

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

Income Taxes
We estimate a provision or benefit for income taxes and amounts to be settled or recovered in several tax jurisdictions globally. Our estimates are complex and involve significant judgments and interpretations of regulations. Resolution of income tax treatments in individual jurisdictions may not be known for several years after completion of a given year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis, which requires estimation of our ability to generate future taxable income. In particular, our income tax provision or benefit is dependent on our ability to forecast future taxable income in the U.S., U.K., Singapore, and other jurisdictions. Significant judgments included in our forecasts include projecting future sales volumes and pricing, costs to manufacture and procure products and to deliver offerings, among other factors. There were no significant changes in estimates to our income tax provision during the current year.

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

Goodwill Impairment
Our goodwill impairment testing includes a comparison of the estimated fair value of each of our reporting units to its carrying value. Fair value determinations require judgment and can be sensitive to changes in underlying assumptions, estimates, as well as market factors. We estimate the fair value of reporting units using both income and market-based valuation approaches. Estimating the fair value of reporting units requires that we make assumptions and estimates including projections of revenue and income growth rates as well as cash flows; capital investments; competitive and customer trends; appropriate peer group selection; market-based discount rates and other market factors. Our annual impairment testing, most recently completed in the fourth quarter of 2024, continues to indicate that the fair values of each of our reporting units significantly exceed their respective carrying values.

Revenue Recognition
We recognize revenues when we transfer control of promised offerings to our customers in an amount that reflects the consideration we expect to receive. The consideration that we expect to receive is estimated by reflecting reductions to our transaction price for product returns, rebates, and other incentives. These estimates are developed using the expected value that the Company anticipates receiving and are based on recent trends observed in similar transactions. Additionally, some of our contracts with customers contain multiple performance obligations, including various hardware, software, and/or services. For such contracts that contain multiple performance obligations, we allocate the estimated total transaction price to each performance obligation based on relative standalone selling prices (“SSP”). The determination of SSP is established at a regional level. SSP is based on observable prices in recent standalone transactions for the same or similar offerings, to the extent available, which is often applicable to tangible products and software licenses. Alternatively, in the absence of recent observable prices, the Company generally applies the expected cost-plus margin approach to professional services, repair and maintenance services, and solution offerings. There were no changes to our estimation processes for consideration received or SSP that materially affected revenues during the year.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales growth (decline), AIT Organic Net sales (decline), and EVM Organic Net sales growth (decline) – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, commodity prices, and foreign currency changes. Zebra is primarily exposed to the following types of market risk: interest rate and foreign currency.

Interest Rate Risk

We are exposed to interest rate volatility with regard to existing debt issuances. Our exposure is primarily tied to the Secured Overnight Financing Rate (“SOFR”). We periodically use interest rate derivative contracts, including interest rate swaps, to mitigate the Company’s exposure from interest rate changes on existing debt and future debt issuances, thereby reducing the volatility of our financing costs and, based on current and projected market conditions, fix a portion of variable rate debt. Generally, under these interest rate swaps, we agree with a counterparty to exchange variable rate for fixed rate interest amounts with an agreed upon notional amount.

As of December 31, 2024, approximately $1.7 billion of our $2.2 billion of total debt outstanding had interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $17 million. Refer to Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of these risk mitigation activities. Exposure to variable interest may increase or decrease, to the extent that the Company’s borrowings under its debt facilities increase or decrease, respectively.

Foreign Exchange Risk

We provide offerings in approximately 176 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. In some instances, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments, including foreign currency exchange contracts. See Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussions of hedging activities.

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

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.
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
February 13, 2025

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$901	$137
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of December 31, 2024 and 2023, respectively	692	521
Inventories, net	693	804
Income tax receivable	20	63
Prepaid expenses and other current assets	134	147
Total Current assets	2,440	1,672
Property, plant and equipment, net	305	309
Right-of-use lease assets	167	169
Goodwill	3,891	3,895
Other intangibles, net	422	527
Deferred income taxes	512	438
Other long-term assets	231	296
Total Assets	$7,968	$7,306
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$79	$173
Accounts payable	633	456
Accrued liabilities	503	504
Deferred revenue	453	458
Income taxes payable	36	7
Total Current liabilities	1,704	1,598
Long-term debt	2,092	2,047
Long-term lease liabilities	155	152
Deferred income taxes	57	67
Long-term deferred revenue	304	312
Other long-term liabilities	70	94
Total Liabilities	4,382	4,270
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	669	615
Treasury stock at cost, 20,645,798 and 20,772,995 shares as of December 31, 2024 and 2023, respectively	(1,900)	(1,858)
Retained earnings	4,860	4,332
Accumulated other comprehensive loss	(44)	(54)
Total Stockholders’ Equity	3,586	3,036
Total Liabilities and Stockholders’ Equity	$7,968	$7,306
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales:
Tangible products	$4,016	$3,665	$4,915
Services and software	965	919	866
Total Net sales	4,981	4,584	5,781
Cost of sales:
Tangible products	2,100	2,012	2,699
Services and software	468	449	458
Total Cost of sales	2,568	2,461	3,157
Gross profit	2,413	2,123	2,624
Operating expenses:
Selling and marketing	600	581	607
Research and development	563	519	570
General and administrative	381	334	375
Settlement and related costs	—	—	372
Amortization of intangible assets	104	104	136
Acquisition and integration costs	6	6	21
Exit and restructuring costs	17	98	14
Total Operating expenses	1,671	1,642	2,095
Operating income	742	481	529
Other income (loss), net:
Foreign exchange gain (loss)	5	(2)	(3)
Interest (expense) income, net	(98)	(133)	23
Other expense, net	(14)	(12)	(5)
Total Other (expense) income, net	(107)	(147)	15
Income before income tax	635	334	544
Income tax expense	107	38	81
Net income	$528	$296	$463
Basic earnings per share	$10.25	$5.75	$8.86
Diluted earnings per share	$10.18	$5.72	$8.80
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$528	$296	$463
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on sales hedging	27	6	(29)
Foreign currency translation adjustment	(17)	6	(8)
Comprehensive income	$538	$308	$426
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	53,415,275	$1	$462	$(1,023)	$3,573	$(29)	$2,984
Net share issuances and tax withholding payments related to share-based compensation plans	63,767	—	11	(25)	—	—	(14)
Share-based compensation	—	—	88	—	—	—	88
Repurchase of common stock	(2,027,542)	—	—	(751)	—	—	(751)
Net income	—	—	—	—	463	—	463
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Net share issuances and tax withholding payments related to share-based compensation plans	121,681	—	(1)	(7)	—	—	(8)
Share-based compensation	—	—	55	—	—	—	55
Repurchase of common stock	(194,319)	—	—	(52)	—	—	(52)
Net income	—	—	—	—	296	—	296
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	—	6	6
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Net share issuances and tax withholding payments related to share-based compensation plans	257,757	—	(35)	5	—	—	(30)
Share-based compensation	—	—	89	—	—	—	89
Repurchase of common stock	(130,560)	—	—	(47)	—	—	(47)
Net income	—	—	—	—	528	—	528
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	27	27
Foreign currency translation adjustment	—	—	—	—	—	(17)	(17)
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Certain prior period amounts have been reclassified to conform with the current period presentation.
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$528	$296	$463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	172	176	204
Share-based compensation	89	55	88
Deferred income taxes	(94)	(36)	(210)
Unrealized gain on forward interest rate swaps	(31)	(9)	(83)
Other, net	14	3	5
Changes in operating assets and liabilities:
Accounts receivable, net	(181)	249	(5)
Inventories, net	105	50	(341)
Other assets	9	(25)	(48)
Accounts payable	176	(365)	92
Accrued liabilities	131	(97)	(51)
Deferred revenue	(13)	12	60
Income taxes	68	(168)	108
Settlement liability	(45)	(180)	225
Cash receipts (payments) on forward interest rate swaps	86	26	(6)
Other operating activities	(1)	9	(13)
Net cash provided by (used in) operating activities	1,013	(4)	488
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(881)
Purchases of property, plant and equipment	(59)	(87)	(75)
Proceeds from sale (purchases) of short-term investments	5	(4)	—
Purchases of long-term investments	(3)	(1)	(12)
Net cash used in investing activities	(57)	(92)	(968)
Cash flows from financing activities:
Proceeds from issuance of debt	651	440	1,284
Payments of debt	(694)	(245)	(247)
Payment of debt issuance costs, extinguishment costs and discounts	(9)	—	(8)
Payments for repurchases of common stock	(47)	(52)	(751)
Net payments related to share-based compensation plans	(30)	(8)	(14)
Change in unremitted cash collections from servicing factored receivables	(61)	(18)	(11)
Net cash (used in) provided by financing activities	(190)	117	253
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(3)	—	—
Net increase (decrease) in cash and cash equivalents, including restricted cash	763	21	(227)
Cash and cash equivalents, including restricted cash, at beginning of period	138	117	344
Cash and cash equivalents, including restricted cash, at end of period	$901	$138	$117
Less restricted cash, included in Prepaid expenses and other current assets	—	(1)	(12)
Cash and cash equivalents at end of period	$901	$137	$105
Supplemental disclosures of cash flow information:
Income taxes paid	$124	$252	$168
Interest paid inclusive of forward interest rate swaps	$55	$111	$58
Certain prior period amounts included in Net cash provided by (used in) operating activities have been reclassified to conform with the current period presentation.
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) offerings in the automatic identification and data capture offerings industry. We design, manufacture, and sell a broad range of offerings, including cloud-based software subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our offerings include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We provide our offerings globally through a direct sales force and an extensive network of channel partners.

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2024 fiscal year, the Company’s quarter end dates were March 30, June 29, September 28, and December 31.

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

Cash and Cash Equivalents
Cash consists primarily of deposits with banks. Cash equivalents include deposits with banks and other highly liquid investments with original maturities of less than or equal to three months. Cash equivalents are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of a change in value because of changes in interest rates.

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

Inventories
Inventories are stated at the lower of a moving-average cost (which approximates cost on a first-in, first-out basis) and net realizable value. Manufactured inventory cost includes materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs. Raw material inventories primarily consist of product components as well as supplies used in repair operations. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values as well as to record liabilities on non-cancellable purchase commitments. These provisions are based on forecasted demand, experience with specific customers or suppliers, the age and nature of the inventory or committed purchase, and the ability to redistribute inventory to other programs or rework it into other consumable inventory as well as renegotiate contractual terms with suppliers.

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
We most recently performed our annual goodwill impairment testing in the fourth quarter of 2024 which did not result in any impairment. See Note 6, Goodwill and Other Intangibles for additional information.

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

Revenue Recognition
Revenues are primarily comprised of sales of hardware, supplies, services, and software offerings. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration that we expect to receive, which includes estimates of variable consideration, in exchange for those goods or services. We are typically the principal in all elements of our transactions and record Net sales and Cost of sales on a gross basis. Substantially all revenues for tangible products, supplies, and perpetual or term software licenses are recognized at a point in time, which is generally upon shipment, when control and the risks and rewards of ownership have transferred to the customer, and the Company has a contractual right to payment. Revenues for our service offerings and Company-hosted software and solution offerings are typically recognized over time. Our service offerings include repair and maintenance service contracts, as well as professional services such as installation, integration and provisioning that typically occur in the early stages of a project. The average life of repair and maintenance service contracts is approximately three years. Professional service arrangements range in duration from a day to several weeks or months.

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

Advertising
Advertising costs are expensed as incurred. These costs totaled $28 million, $31 million and $33 million for the years ended 2024, 2023 and 2022, respectively.

Warranties
In general, the Company provides warranty coverage of one year on mobile computers and batteries. Printers are warrantied from one to three years, depending on the product. Advanced data capture products are warrantied from one to five years, depending on the product. Thermal printheads are warrantied from six months to one year, depending on the product, and battery-based products, such as location tags, are covered by a 90-day warranty. A provision for warranty expense is adjusted quarterly based on historical and expected warranty experience.

Contingencies
The Company establishes a liability for loss contingencies when the loss is both probable and estimable. See Note 14, Accrued Liabilities, Commitments and Contingencies for additional information.

Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and liabilities that are accounted for at fair value have generally included our employee deferred compensation plan investments, foreign currency forwards, and interest rate swaps. In accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), we recognize derivative instruments and hedging activities as either assets or liabilities on the Consolidated Balance Sheets and measure them at fair value. Accounting for the gains and losses on our derivatives resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.
The Company utilizes foreign currency forwards to hedge certain foreign currency exposures. We use broker quotations or market transactions, in either the listed or over-the-counter markets, to value our foreign currency exchange contracts. The Company also periodically utilizes interest rate swaps to hedge a portion of the variability in future cash flows on debt. We use relevant observable market inputs at quoted intervals, such as forward yield curves and the Company’s own credit risk, to value our interest rate swaps. See Note 11, Derivative Instruments for additional information on the Company’s derivatives and hedging activities.
The Company’s securities held for its deferred compensation plans are measured at fair value using quoted prices in active markets for identical assets. If active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs that are observable either directly or indirectly.

The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of those financial instruments. See Note 10, Fair Value Measurements for information related to financial assets and liabilities carried at fair value.

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

Recently Adopted Accounting Pronouncements
In the current year, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU did not have an impact on our results of operations, cash flows, or financial condition.

Recently Issued Accounting Pronouncements Not Yet Adopted
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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain categories of expenses that are included within expense captions presented on the Consolidated Statements of Operations on an annual and interim basis. This ASU will be effective for the Company’s fiscal

December 31, 2027 year-end and interim periods thereafter, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, AIT and EVM, for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31, 2024
Segment	Tangible Products	Services and Software	Total
AIT	$1,532	$115	$1,647
EVM	2,484	850	3,334
Total	$4,016	$965	$4,981

	Year Ended December 31, 2023
Segment	Tangible Products	Services and Software	Total
AIT	$1,537	$114	$1,651
EVM	2,128	805	2,933
Total	$3,665	$919	$4,584

	Year Ended December 31, 2022
Segment	Tangible Products	Services and Software	Total
AIT	$1,728	$109	$1,837
EVM	3,187	757	3,944
Total	$4,915	$866	$5,781

In addition, refer to Note 20, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.19 billion and $1.13 billion, inclusive of deferred revenue, as of December 31, 2024 and 2023, respectively. On average, remaining performance obligations as of December 31, 2024 and 2023 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $11 million and $16 million as of December 31, 2024 and 2023, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment and no impairment losses have been recognized during the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $757 million and $770 million as of December 31, 2024 and 2023, respectively. The Company recognized $455 million, $432 million and $399 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2024, 2023 and 2022, respectively.

Our payment terms vary by the type and location of our customer and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to Obtain a Contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term. The incremental costs to obtain a contract are derived at a portfolio level and amortized on a straight-line basis. The total ending balance of deferred costs to obtain a contract, which are recorded in Prepaid expenses and other current assets or Other long-term assets on the Consolidated Balance Sheets, depending on the timing of expected amortization, was $38 million and $42 million as of December 31, 2024 and 2023, respectively. Amortization expense, which is recorded in Selling and marketing expense on the Consolidated Statements of Operations, was $29 million, $26 million and $21 million during the years ended December 31, 2024, 2023 and 2022, respectively. Incremental costs of obtaining a contract are expensed as incurred if the amortization period would otherwise be one year or less.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	December 31, 2024	December 31, 2023
Raw materials (1)	$248	$403
Work in process	4	4
Finished goods	441	397
Total Inventories, net	$693	$804
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

The operating results have been included in the Company’s Consolidated Balance Sheets and Statements of Operations beginning on the acquisition date. The Company has not included unaudited pro forma results for the year preceding the acquisition, as doing so would not yield materially different results.

Acquisition and integration costs
The Company incurred $6 million, $6 million and $21 million of acquisition-related costs during the years ended December 31, 2024, 2023 and 2022, respectively. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations and are primarily related to third-party transaction and advisory fees, and integration activities associated with our business acquisitions.

Photoneo
On December 27, 2024, the Company entered into a definitive agreement to acquire Photoneo, a leading developer and manufacturer of 3D machine vision solutions. The purchase price of approximately €60 million is expected to be funded with cash on hand. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2025. The acquired business will become part of the EVM segment.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	AIT	EVM	Total
Goodwill as of December 31, 2023	$229	$3,666	$3,895
Foreign exchange impact	—	(4)	(4)
Goodwill as of December 31, 2024	$229	$3,662	$3,891

See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocation adjustments.

The Company’s goodwill balance consists of four reporting units. The Company completed its annual goodwill impairment testing during the fourth quarter of 2024 utilizing a quantitative approach. The estimated fair value of each reporting unit exceeded its carrying value by at least 150%. No events occurred during the fiscal years ended 2024, 2023 or 2022 that indicated it was more likely than not that our goodwill was impaired.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets
Technology and patents	$949	$(737)	$212	$951	$(680)	$271
Customer and other relationships	857	(647)	210	861	(615)	246
Trade names	65	(65)	—	66	(56)	10
Total	$1,871	$(1,449)	$422	$1,878	$(1,351)	$527

Amortization expense was $104 million, $104 million and $136 million for fiscal years ended 2024, 2023 and 2022, respectively.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,
2025	$93
2026	90
2027	77
2028	60
2029	29
Thereafter	73
Total	$422

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2024	2023
Buildings	$99	$86
Land	7	8
Machinery and equipment	377	343
Furniture and office equipment	33	34
Software and computer equipment	107	104
Leasehold improvements	115	112
Projects in progress	43	44
Property, plant and equipment, gross	$781	$731
Less accumulated depreciation	(476)	(422)
Property, plant and equipment, net	$305	$309

Depreciation expense was $68 million, $72 million and $68 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8 Investments

The carrying value of the Company’s long-term investments was $110 million and $113 million as of December 31, 2024 and 2023, respectively, which are included in Other long-term assets on the Consolidated Balances Sheets. The Company paid $3 million, $1 million and $12 million for the purchases of long-term investments during the years ended December 31, 2024, 2023 and 2022, respectively. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations. The Company recognized net losses of $6 million during the year ended December 31, 2024. Net gains and losses were not significant for the years ended December 31, 2023 and 2022.

Note 9 Exit and Restructuring Costs

Total charges associated with the 2022 Productivity Plan, which was completed in the third quarter of 2024, and the U.S. voluntary retirement plan, which was completed in 2023, were $127 million, including $17 million, $98 million and $12 million for the years ended December 31, 2024, 2023 and 2022 respectively. The costs of these plans are classified within Exit and restructuring on the Consolidated Statements of Operations. The Company’s remaining payment obligations of $4 million, are reflected within Accrued liabilities on the Consolidated Balance Sheets.

The rollforward of the liability associated with Exit and restructuring activities is:

Balance as of December 31, 2023	$22
Exit and restructuring charges	17
Non-cash utilization	(3)
Cash payments	(32)
Balance as of December 31, 2024	$4

The Company incurred Exit and restructuring costs, under previously announced programs of $2 million for the year ended December 31, 2022.

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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2024 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$30	$—	$31
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$42	$30	$—	$72
Liabilities:
Liabilities related to the deferred compensation plan	$41	$—	$—	$41
Total Liabilities at fair value	$41	$—	$—	$41
The Company’s financial assets and liabilities carried at fair value as of December 31, 2023 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Forward interest rate swap contracts (2)	$—	$83	$—	$83
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$41	$83	$—	$124
Liabilities:
Foreign exchange contracts (1)	$1	$6	$—	$7
Forward interest rate swap contracts (2)	—	28	—	28
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$42	$34	$—	$76

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of December 31,
	Balance Sheets Classification	2024	2023
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$30	$—
Foreign exchange contracts	Accrued liabilities	—	(6)
Total derivative instruments designated as hedges		$30	$(6)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$1	$—
Forward interest rate swaps	Prepaid expenses and other current assets	—	34
Forward interest rate swaps	Other long-term assets	—	49
Foreign exchange contracts	Accrued liabilities	—	(1)
Forward interest rate swaps	Accrued liabilities	—	(12)
Forward interest rate swaps	Other long-term liabilities	—	(16)
Total derivative instruments not designated as hedges		$1	$54
Total net derivative asset		$31	$48
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
	Statements of Operations Classification	Year Ended December 31,
		2024	2023	2022
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$4	$(4)	$2
Forward interest rate swaps	Interest (expense) income, net	31	9	83
Total net gain recognized in income		$35	$5	$85

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would have not been significant as of December 31, 2024 and December 31, 2023, respectively.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $11 million of gains for the year ended December 31, 2024, $15 million of losses for the year ended December 31, 2023 and $87 million of gains for the year ended December 31, 2022. As of December 31, 2024 and 2023, the notional amounts of the Company’s foreign exchange cash flow hedges were €592 million and €485 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	December 31,
	2024		2023
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£5		£11
Euro/U.S. Dollar		€146		€80
Euro/Czech Koruna		€16		€17
Japanese Yen/U.S. Dollar		¥360		¥685
Singapore Dollar/U.S. Dollar	S$	23	S$	14
Mexican Peso/U.S. Dollar	Mex$	142	Mex$	144
Polish Zloty/U.S. Dollar	zł	53	zł	116
Net fair value of assets (liabilities) of outstanding contracts		$1		$(1)

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

In the second quarter of 2024, the Company terminated all of its interest rate swap agreements, none of which were designated as hedges, resulting in a $77 million cash receipt that is classified within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Total cash receipts for the fiscal year ended 2024 were $86 million.

Note 12 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2024	2023
Term Loan A	$1,575	$1,684
Senior Notes	500	—
Revolving Credit Facility	—	413
Receivables Financing Facilities	108	129
Total debt	$2,183	$2,226
Less: Debt issuance costs	(9)	(2)
Less: Unamortized discounts	(3)	(4)
Less: Current portion of debt	(79)	(173)
Total long-term debt	$2,092	$2,047

As of December 31, 2024, the future maturities of debt are as follows (in millions):

2025	$79
2026	88
2027	1,516
2028	—
2029	—
Thereafter	500
Total future maturities of debt	$2,183
All borrowings as of December 31, 2024 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion as of both December 31, 2024 and 2023, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity in 2027. The Company has and may make prepayments in whole or in part, without premium or penalty; and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2024, the Term Loan A interest rate was 5.71%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter of 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The net proceeds of the issuance, after deducting debt issuance costs which were deferred, were approximately $492 million. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year, commencing on December 1, 2024. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2024, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of December 31, 2024, the Revolving Credit Facility had an average interest rate of 5.68%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of December 31, 2024, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. During the first quarter of 2024, the Company amended this facility to extend the maturity to March 19, 2027 but otherwise did not substantially change the terms of the facility.

As of December 31, 2024, the Company’s Consolidated Balance Sheets included $638 million of gross receivables that were pledged under the facility. As of December 31, 2024, $108 million had been borrowed, of which $79 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of December 31, 2024, the facility had an average interest rate of 5.38%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

The Company periodically uses interest rate swaps to manage the interest rate risk associated with its debt. See Note 11, Derivative Instruments for further information.

As of December 31, 2024, the Company was in compliance with all debt covenants.

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

The following table presents activities associated with our leases (in millions):

	December 31,
	2024	2023	2022
Fixed lease expenses	$50	$52	$48
Variable lease expenses	20	35	40
Total lease expenses	$70	$87	$88

Cash paid for leases	$72	$82	$93

ROU assets obtained in exchange for lease obligations	$44	$55	$72
Reductions of ROU assets and lease liabilities	(7)	(1)	(4)
Net non-cash increases to ROU assets and lease liabilities	$37	$54	$68

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

Cash payments for leases are included within Net cash provided by (used in) operating activities on the Consolidated Statements of Cash Flows.

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

Reductions of the Company’s ROU assets and lease liabilities generally relate to modifications to lease agreements that result in a reduction to future minimum lease payments, as well as changes in assessments that render it no longer reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period. The Company’s reduction of ROU assets and lease liabilities during 2024, 2023 and 2022 were not significant.

The weighted average remaining term of the Company’s leases was approximately 6 years each as of December 31, 2024, 2023 and 2022. The weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 6% as of both December 31, 2024 and December 31, 2023, respectively, and 5% as of December 31, 2022.
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows (in millions):

2025	$46
2026	40
2027	33
2028	30
2029	25
Thereafter	59
Total future minimum lease payments	$233
Less: Interest	(42)
Present value of lease liabilities	$191

Reported as of December 31, 2024:
Current portion of lease liabilities	$36
Long-term lease liabilities	155
Present value of lease liabilities	$191

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Revenues earned from lease arrangements under which the Company is a lessor during the years ended December 31, 2024, 2023 and 2022 were not significant.

Note 14 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	December 31,
	2024	2023
Incentive compensation	$174	$47
Payroll and benefits	76	83
Customer rebates	56	40
Unremitted cash collections due to banks on factored accounts receivable	51	112
Current portion of lease liabilities	36	42
Warranty	26	27
Freight and duty	12	10
Exit and restructuring	4	22
Settlement	—	45
Other	68	76
Accrued liabilities	$503	$504

Warranties
The following table is a summary of the Company’s accrued warranty obligations (in millions):

	Year Ended December 31,
Warranty Reserve	2024	2023	2022
Balance at the beginning of the year	$27	$26	$26
Warranty expense	28	29	29
Warranties fulfilled	(29)	(28)	(29)
Balance at the end of the year	$26	$27	$26

Commitments
The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud services, which contain minimum purchase requirements and are non-cancellable. Commitments under these multi-year contracts, which exclude routine purchase orders for goods and services, are as follows (in millions):

2025	$53
2026	54
2027	31
Thereafter	—
Total	$138

We record a liability for non-cancellable purchase commitments for quantities in excess of our forecasted demand consistent with the assessment of net realizable value of our inventory, which is included within Current liabilities on the Consolidated Balance Sheets. There was no liability for these purchase commitments as of December 31, 2024 and an $11 million liability as of December 31, 2023.

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

During the second quarter of 2022, the Company entered into a License and Settlement Agreement (“Settlement”) to resolve certain patent-related litigation. The payment terms under the Settlement consisted of 8 quarterly payments of $45 million that began in the second quarter of 2022. The final quarterly payment was paid in the first quarter of 2024.

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

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of December 31, 2024, the Company had 1,841,117 shares of Class A Common Stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, are included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2024	2023	2022
Cost of sales	$9	$6	$6
Selling and marketing	27	16	22
Research and development	36	25	34
General and administration	38	19	34
Total compensation expense	$110	$66	$96
Income tax benefit	$18	$13	$17

As of December 31, 2024, total unearned compensation cost related to the Company’s share-based compensation plans was $127 million, which will be recognized over the weighted average remaining service period of approximately 1.4 years.

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

The Company issues RSAs to non-employee directors. The number of shares granted to each non-employee director is determined by dividing the value of the annual grant by the price of a share of the Company’s Class A Common Stock. New directors in any fiscal year earn a prorated amount. During fiscal 2024, there were 6,264 shares granted to non-employee directors compared to 6,640 and 5,686 during fiscal 2023 and 2022, respectively. The shares vest immediately upon grant.

A summary of the Company’s restricted and performance stock-settled awards for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31, 2024
	RSUs		PSUs		RSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	437,379	$299.19	195,932	$334.59	433	$477.74
Granted	277,390	309.99	88,029	309.05	6,264	319.95
Released	(210,972)	322.67	(35,597)	482.42	(6,697)	330.15
Forfeited	(21,730)	293.83	(6,418)	304.52	—	—
Outstanding at end of year	482,067	$295.39	241,946	$304.44	—	$—

	Year Ended December 31, 2023
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	242,732	$404.19	105,928	$406.89	46,971	$271.92	35,246	$245.79
Granted	336,168	260.31	104,620	258.57	6,640	271.77	—	—
Released	(95,837)	412.47	(64)	482.42	(51,695)	267.66	(35,171)	245.82
Forfeited	(45,684)	332.66	(14,552)	313.74	(1,483)	335.98	(75)	244.97
Outstanding at end of year	437,379	$299.19	195,932	$334.59	433	$477.74	—	$—

	Year Ended December 31, 2022
	RSUs		PSUs		RSAs		PSAs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	130,009	$518.80	37,691	$482.42	154,322	$253.54	74,032	$225.34
Granted	181,351	359.02	70,777	367.16	6,122	321.03	—	—
Released	(48,095)	518.64	(226)	482.42	(104,891)	248.36	(38,671)	206.62
Forfeited	(20,533)	463.11	(2,314)	410.80	(8,582)	259.93	(115)	244.62
Outstanding at end of year	242,732	$404.19	105,928	$406.89	46,971	$271.92	35,246	$245.79

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances.

A summary of the Company’s SARs is as follows:

	2024		2023		2022
	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price	SARs	Weighted-Average Grant Date Exercise Price
Outstanding at beginning of year	398,838	$124.96	443,476	$122.67	474,151	$121.05
Granted	—	—	—	—	—	—
Exercised	(178,203)	103.05	(42,957)	99.39	(28,659)	88.35
Forfeited	—	—	(976)	244.15	(1,987)	229.46
Expired	(2)	86.80	(705)	78.54	(29)	205.12
Outstanding at end of year	220,633	$142.57	398,838	$124.96	443,476	$122.67
Exercisable at end of year	220,633	$142.57	385,305	$120.35	400,351	$110.14

The following table summarizes information about SARs outstanding as of December 31, 2024:

	Outstanding	Exercisable
Aggregate intrinsic value (in millions)	$54	$54
Weighted-average remaining contractual life (in years)	1.3	1.3

The intrinsic value of SARs exercised during fiscal 2024, 2023 and 2022 was $39 million, $8 million and $8 million, respectively. The total fair value of SARs that vested during fiscal 2024, 2023 and 2022 was $1 million, $2 million and $3 million, respectively.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards. These awards are expensed over the vesting period of the related award, which is typically three years. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of share-equivalents granted, net of forfeitures. The fair value for all cash-settled awards and the expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $13 million, $9 million and $5 million in 2024, 2023 and 2022, respectively. Share-equivalents issued under these programs totaled 59,266, 45,460 and 66,923 in fiscal 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of December 31, 2024, 1,304,693 shares remained available for future purchase.

Note 16 Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$486	$167	$(69)
Outside U.S.	149	167	613
Total	$635	$334	$544

Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$129	$2	$141
State	27	8	22
Foreign	45	63	126
Total current	$201	$73	$289
Deferred:
Federal	(83)	(5)	(168)
State	(10)	(7)	(22)
Foreign	(1)	(23)	(18)
Total deferred	$(94)	$(35)	$(208)
Total	$107	$38	$81

The Company’s effective tax rates were 16.9%, 11.4% and 14.9% for the years ended December 31, 2024, 2023 and 2022, respectively.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below:

	Year Ended December 31,
	2024	2023	2022
Provision computed at statutory rate	21.0%	21.0%	21.0%
Remeasurement of deferred taxes	2.9	(2.4)	(0.4)
Change in valuation allowance	(2.9)	2.3	0.1
U.S. impact of Enterprise acquisition	0.1	0.3	0.4
Change in contingent income tax reserves	0.5	0.4	(0.3)
Foreign earnings subject to U.S. taxation	(6.0)	(5.3)	(3.5)
Foreign rate differential	0.6	(0.1)	(3.4)
State income tax, net of federal tax benefit	1.6	0.5	(0.5)
Tax credits	(2.2)	(5.5)	(3.1)
Equity compensation deductions	—	0.4	(0.1)
Return to provision and other true ups	0.4	(1.8)	1.5
Settlements with tax authorities	(0.2)	0.3	2.0
Permanent differences and other	1.1	1.3	1.2
Provision for income taxes	16.9%	11.4%	14.9%

For the year ended December 31, 2024, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefit related to foreign earnings subject to U.S. taxation, and the generation of tax credits. For the year ended December 31, 2023, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefit related to foreign earnings subject to U.S. taxation, remeasurements of deferred taxes, and the generation of tax credits. For the year ended December 31, 2022, the Company’s effective tax rate was lower than the federal statutory rate of 21% due to lower tax rates in foreign jurisdictions, the generation of tax credits and the favorable impacts of foreign earnings subject to U.S. taxation.

The Organization for Economic Co-Operation and Development (OECD) has implemented a global minimum tax framework of 15% for companies with annual revenues greater than €750 million, referred to as Pillar 2. Aspects of Pillar 2 are effective beginning January 1, 2024 and 2025, in various jurisdictions in which the Company operates. There is uncertainty about whether the U.S. will enact legislation to adopt Pillar 2. As a result of the Company’s operational footprint, Management has assessed the jurisdictions where legislation is enacted and applicable Transitional Safe Harbor provisions, and has determined an immaterial impact on the Company’s financial results.

The Company earns a significant amount of its operating income outside of the U.S. that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the U.K. and Singapore. In Singapore, the Company previously benefited from an incentivized corporate income tax rate from the Singapore

Economic Development Board of 10.5% and a full exemption from withholding taxes. Without these benefits, the corporate tax rate in Singapore is 17% and the withholding tax rate is 10%. The Company decided to forgo a renewal of this benefit beyond 2023; therefore the 2024 tax rate is computed using the standard corporate rate of 17%. Under current U.S. Foreign Tax Credit rules, any withholding taxes paid are creditable for U.S. tax purposes, negating any impact of the increased withholding rate.

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized research expenditures	$292	$225
Deferred revenue	102	76
Tax credits	45	43
Net operating loss carryforwards	400	435
Other accruals	34	38
Inventory items	24	23
Sales return/rebate reserve	53	42
Share-based compensation expense	16	15
Legal accrual	1	13
Lease liabilities	24	23
Valuation allowance	(404)	(422)
Total deferred tax assets	$587	$511
Deferred tax liabilities:
Depreciation and amortization	83	103
Unrealized gains and losses on securities and investments	22	11
Undistributed earnings	3	2
Right of use lease assets	19	19
Other	5	5
Total deferred tax liabilities	$132	$140
Net deferred tax assets	$455	$371

For tax years beginning in 2022, the Tax Cuts and Jobs Act of 2017 imposed a requirement that all R&D expenses be capitalized and amortized for U.S. tax purposes. The effect of this new provision is an increase of approximately $74 million and $100 million to deferred tax assets for the years ended December 31, 2024 and 2023, respectively, with corresponding increases to the current tax liabilities.

The Company’s valuation allowance consists of certain net operating loss (“NOL”) and credit carryforwards for which the Company believes it is more likely than not that a tax benefit will not be realized. With respect to all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize a tax benefit. The Company’s valuation allowance decreased by $18 million from 2023, primarily due to the impact of remeasuring deferred taxes resulting from a reduction in a statutory tax rate which becomes effective in 2025.

As of December 31, 2024, the Company had approximately $400 million (tax effected) of “NOLs” and $45 million of credit carryforwards. Approximately $160 million of NOLs will expire beginning in 2025 through 2043, and $34 million of credits will expire beginning in 2025 through 2042, with the remaining amounts of NOLs and credit carryforwards having no expiration dates.

The Company is subject to the GILTI, BEAT and FDII provisions, for which we recorded an income tax benefit of $38 million, $16 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively. These impacts are included in the calculation of the Company’s effective tax rate.

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

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2024	2023
Balance at beginning of year	$17	$7
Additions for tax positions related to the current year	14	11
Additions for tax positions related to prior years	—	—
Settlements for tax positions	—	—
Lapse of statutes	(1)	(1)
Balance at end of year	$30	$17

As of December 31, 2024 and December 31, 2023, there were $13 million and $9 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Additionally, fiscal years 2009 through 2024 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.

Amounts associated with positions the Company expects to be settled within the next twelve months are classified as current assets or current liabilities on the Consolidated Balance Sheets. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

The Company did not recognize any net tax benefits associated with interest and penalties related to income tax matters during the year ended December 31, 2024. The Company recognized a net tax benefit of less than $1 million associated with interest and penalties related to income tax matters during the years ended December 31, 2023 and 2022. The expense or benefit associated with interest and penalties is reflected within Income tax expense on the Consolidated Statements of Operations. The Company has included $4 million of estimated interest and penalty obligations within Other long-term liabilities on the Consolidated Balance Sheets each as of December 31, 2024 and 2023, respectively.

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

Earnings per share (in millions, except share data):

	Year Ended December 31,
	2024	2023	2022
Basic:
Net income	$528	$296	$463
Weighted-average shares outstanding	51,494,957	51,378,051	52,207,903
Basic earnings per share	$10.25	$5.75	$8.86

Diluted:
Net income	$528	$296	$463
Weighted-average shares outstanding	51,494,957	51,378,051	52,207,903
Dilutive shares	384,752	332,911	350,809
Diluted weighted-average shares outstanding	51,879,709	51,710,962	52,558,712
Diluted earnings per share	$10.18	$5.72	$8.80

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 46,278, 129,856 and 173,519 shares that were anti-dilutive for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 18 Accumulated Other Comprehensive (Loss) Income

Stockholders’ equity includes certain items classified as AOCI, including:

•Unrealized gain (loss) on sales hedging relates to derivative instruments used to hedge the exposure related to currency exchange rates for forecasted Euro sales. These hedges are designated as cash flow hedges, and the Company defers income statement recognition of gains and losses until the hedged transaction occurs. See Note 11, Derivative Instruments for more details.

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

The changes in each component of AOCI during the three years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2021	$18	$(47)	$(29)
Other comprehensive income (loss) before reclassifications	50	(8)	42
Amounts reclassified from AOCI(1)	(87)	—	(87)
Tax effect	8	—	8
Other comprehensive (loss), net of tax	(29)	(8)	(37)
Balance at December 31, 2022	(11)	(55)	(66)
Other comprehensive (loss) income before reclassifications	(7)	6	(1)
Amounts reclassified from AOCI(1)	15	—	15
Tax effect	(2)	—	(2)
Other comprehensive income, net of tax	6	6	12
Balance at December 31, 2023	(5)	(49)	(54)
Other comprehensive income (loss) before reclassifications	47	(17)	30
Amounts reclassified from AOCI(1)	(11)	—	(11)
Tax effect	(9)	—	(9)
Other comprehensive income (loss), net of tax	27	(17)	10
Balance at December 31, 2024	$22	$(66)	$(44)

(1) See Note 11, Derivative Instruments regarding the timing of reclassifications to operating results.

Note 19 Accounts Receivable Factoring

The Company has a Receivables Factoring arrangement, pursuant to which certain receivables originated from the EMEA and Asia-Pacific regions up to a maximum of €75 million, as amended, are sold to a bank without recourse in exchange for cash. Transactions under the Receivables Factoring arrangement are accounted for as sales under ASC 860, Transfers and Servicing of Financial Assets, with the sold receivables removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The bank’s purchase of eligible receivables is subject to a maximum amount of uncollected receivables. The Company services the receivables on behalf of the bank, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

During the years ended December 31, 2024, 2023 and 2022, the Company received cash proceeds of $1,019 million, $1,404 million and $1,496 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of December 31, 2024 and 2023, there were a total of $28 million and $56 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $51 million and $112 million of obligations that were not yet remitted to the bank as of December 31, 2024 and 2023, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements are included within Other expense, net on the Consolidated Statements of Operations and were $9 million, $11 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 20 Segment Information & Geographic Data

Segment results
Our operations consist of two reportable segments that provide complementary offerings to our customers: Asset Intelligence & Tracking (“AIT”), which includes barcode and card printing, RFID and RTLS offerings, supplies, and services; and Enterprise Visibility & Mobility (“EVM”), which includes mobile computing, data capture, fixed industrial scanning and machine vision, services, and workflow optimization solutions. The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews adjusted operating income to assess segment profitability primarily during the Company’s annual budget and forecasting process. The CODM assesses the profitability of each segment relative to its long-term growth objectives in evaluating resource allocation priorities. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net sales:
AIT	$1,647	$1,651	$1,837
EVM	3,334	2,933	3,944
Total Net sales	$4,981	$4,584	$5,781
Cost of sales:
AIT	854	864	1,042
EVM	1,714	1,597	2,115
Operating expenses:
AIT(1)	458	441	434
EVM(1)	1,086	993	1,118
Operating income:
AIT(2)	335	346	361
EVM(2)	534	343	711
Total segment operating income	$869	$689	$1,072
Corporate (3)	(127)	(208)	(543)
Total Operating income	$742	$481	$529

(1)AIT and EVM segment operating expenses include Selling and marketing, Research and development, and General and administrative expenses, excluding the amounts classified within Corporate.

(2)AIT and EVM segment operating income includes depreciation and share-based compensation expense. The depreciation and share-based compensation expense amounts are proportionate to each segment’s Net sales.

(3)To the extent applicable, amounts included in Corporate consist of Amortization of intangible assets, Acquisition and integration costs, Exit and restructuring costs, as well as certain other non-recurring costs (such as the Settlement costs in 2022, impairment of goodwill and other intangibles, and business acquisition purchase accounting adjustments).

Sales to significant customers
The Company has three customers, who are distributors of the Company’s offerings, that individually accounted for more than 10% of total Company Net sales during the years ended December 31, 2024, 2023 and 2022. The approximate percentage of Company total Net sales by segment to these customers were as follows:

	Year Ended December 31,
	2024			2023			2022
	AIT	EVM	Total	AIT	EVM	Total	AIT	EVM	Total
Customer A	5%	16%	21%	5%	13%	18%	7%	14%	21%
Customer B	9%	10%	19%	8%	6%	14%	6%	9%	15%
Customer C	4%	10%	14%	4%	8%	12%	4%	9%	13%
These customers accounted for 24%, 13% and 11%, respectively, of accounts receivable as of December 31, 2024, and 22%, 10% and 17%, respectively, of accounts receivable as of December 31, 2023. No other customer accounted for more than 10% of total Net sales during the years ended December 31, 2024, 2023 or 2022, or more than 10% of outstanding accounts receivable as of December 31, 2024 or 2023.

Geographic data
Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
North America	$2,547	$2,405	$2,919
EMEA	1,617	1,414	1,920
Asia-Pacific	490	481	609
Latin America	327	284	333
Total Net sales	$4,981	$4,584	$5,781

The U.S. and Germany were the only countries that accounted for more than 10% of the Company’s net sales in 2024, 2023 and 2022. Net sales during these years were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$2,486	$2,330	$2,840
Germany	797	682	949
Other	1,698	1,572	1,992
Total Net sales	$4,981	$4,584	$5,781

Geographic data for long-lived assets is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
North America	$341	$338	$336
EMEA	56	61	58
Asia-Pacific	69	73	35
Latin America	6	6	5
Total long-lived assets	$472	$478	$434

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2024, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included in the latter portion of this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Zebra Technologies Corporation and subsidiaries internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 13, 2025

Item 9B.Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

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

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date or Period End Date	Filed or Furnished Within
1.1	Purchase Agreement, dated as of May 22, 2024, by and among Zebra Technologies Corporation, Temptime Corporation, Zebra Technologies International, LLC and J.P. Morgan Securities LLC.	8-K	1.1	May 22, 2024
3.1(i)	Restated Certificate of Incorporation of the Company.	8-K	3.1(i)	August 6, 2012
3.1(ii)	Amended and Restated By-laws of Zebra Technologies Corporation, as amended as of December 5, 2022	8-K	3.1	December 8, 2022
4.1	Specimen stock certificate representing Class A Common Stock.	10-K	4.1	December 31, 2017
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act	10-K	4.2	December 31, 2019
4.3	Indenture, dated as of May 28, 2024, by and among Zebra Technologies Corporation, Temptime Corporation, Zebra Technologies International, LLC and U.S. Bank Trust Company, National Association	8-K	4.1	May 22, 2024
4.4	Form of 6.500% Senior Notes due 2032 (included in the Indenture – Exhibit 4.3)	8-K	4.2	May 22, 2024
10.1	Employee Agreement between Nathan Winters and the Company Dated January 11, 2021. +	10-K	10.1	December 31, 2020
10.2	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.	10-K	10.6	December 31, 2016
10.3	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +	10-Q	10.1	June 28, 2014
10.4	2015 Long-Term Incentive Plan. +	10-K	10.11	December 31, 2017
10.5	2018 Long-Term Incentive Plan. +	S-8	4.1	June 1, 2018
10.6	2005 Executive Deferred Compensation Plan, as amended and restated as of January 1, 2022. +	10-K	10.6	December 31, 2021
10.7	Employment Agreement between Zebra Technologies Corporation and William Burns dated as of March 1, 2023 +	8-K	10.1	December 8, 2022

10.8	Form of 2018 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 30, 2018
10.9	Form of 2019 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 29, 2019
10.10	Form of 2020 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 27, 2020
10.11	Form of 2021 stock settled stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.3	July 3, 2021
10.12	Form of 2022 stock appreciation rights agreement for employees other than the CEO +	10-Q	10.3	July 2, 2022
10.13	Form of 2023 stock-settled stock appreciation rights agreement for employees (including the CEO). +	10-Q	10.3	July 1, 2023
10.14	Form of 2024 stock-settled stock appreciation rights agreement for employees (including the CEO). +	10-Q	10.3	June 29, 2024
10.15	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.4	March 30, 2013
10.16	Form of 2018 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 30, 2018
10.17	Form of 2019 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 29, 2019
10.18	Form of 2020 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 27, 2020
10.19	Form of 2022 time-vested restricted stock unit agreement for employees other than the CEO. +	10-Q	10.2	July 2, 2022
10.20	Form of 2023 time-restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.2	July 1, 2023
10.21	Form of 2024 time-restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.2	June 29, 2024
10.22	Form of 2022 performance-vested restricted stock unit agreement for employees other than CEO +	10-Q	10.1	July 2, 2022
10.23	Form of 2023 performance-vested restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.1	July 1, 2023
10.24	Form of 2024 performance-vested restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.1	June 29, 2024
10.25	Form of 2022 time-vested restricted stock unit agreement for CEO +	10-Q	10.5	July 2, 2022
10.26	Form of 2022 performance-vested restricted stock unit agreement for CEO+	10-Q	10.4	July 2, 2022
10.27	Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.1	July 1, 2017
10.28	Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.7	June 30, 2018
10.29	Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.1	September 28, 2019
10.30	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018, Amendment No. 2 dated August 9, 2019, and Amendment No. 3 dated May 25, 2022), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.7	July 2, 2022
10.31	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.2	September 28, 2019

10.32	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.	10-Q	10	September 26, 2020
10.33	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.34	December 31, 2017
10.34	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.35	December 31, 2017
10.35	Second Amendment to Lease dated as of June 1, 2022 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-Q	10.6	July 2, 2022
10.36	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer.	10-K	10.36	December 31, 2017
10.37	Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC.	10-K	10.37	December 31, 2017
10.38	Second Amendment to Receivables Financing Agreement, dated as of March 19, 2021 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	April 3, 2021
10.39	Third Amendment to Receivables Financing Agreement, dated as of March 19, 2024 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	March 30, 2024
10.40	Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.	10-K	10.43	December 31, 2018
10.41	Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-Q	10.7	June 27, 2020
10.42	First Deed of Amendment relating to the Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-K	10.50	December 31, 2020
10.43	English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.8	June 27, 2020
10.44	Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.9	June 27, 2020
19	Securities Transactions and Confidentiality Policy				X
21	Subsidiaries of the Company.				X
23	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Accounting Restatement Clawback Policy	10-K	97	December 31, 2023
101
The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2025.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ William J. Burns
William J. Burns
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Burns William J. Burns	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
/s/ Nathan Winters Nathan Winters	Chief Financial Officer (Principal Financial Officer)	February 13, 2025

/s/ Colleen M. O’Sullivan Colleen M. O’Sullivan	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025

/s/ Anders Gustafsson Anders Gustafsson	Chair of the Board	February 13, 2025

/s/ Michael A. Smith Michael A. Smith	Lead Independent Director	February 13, 2025

/s/ Linda M. Connly Linda M. Connly	Director	February 13, 2025

/s/ Nelda J. Connors Nelda J. Connors	Director	February 13, 2025

/s/ Satish Dhanasekaran Satish Dhanasekaran	Director	February 13, 2025

/s/ Ross W. Manire Ross W. Manire	Director	February 13, 2025

/s/ Kenneth B. Miller Kenneth B. Miller	Director	February 13, 2025

/s/ Frank B. Modruson Frank B. Modruson	Director	February 13, 2025

/s/ Janice M. Roberts Janice M. Roberts	Director	February 13, 2025