Form 10-Q
period 2025-03-29
ZEBRA TECHNOLOGIES CORP
filed 2025-04-29
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 22, 2025, there were 50,854,327 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 29, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 29, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$879	$901
Accounts receivable, net of allowances for doubtful accounts of $1 each as of March 29, 2025 and December 31, 2024	617	692
Inventories, net	681	693
Income tax receivable	20	20
Prepaid expenses and other current assets	94	134
Total Current assets	2,291	2,440
Property, plant and equipment, net	309	305
Right-of-use lease assets	165	167
Goodwill	3,927	3,891
Other intangibles, net	423	422
Deferred income taxes	545	512
Other long-term assets	239	231
Total Assets	$7,899	$7,968
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$69	$79
Accounts payable	559	633
Accrued liabilities	411	503
Deferred revenue	464	453
Income taxes payable	78	36
Total Current liabilities	1,581	1,704
Long-term debt	2,103	2,092
Long-term lease liabilities	153	155
Deferred income taxes	57	57
Long-term deferred revenue	309	304
Other long-term liabilities	70	70
Total Liabilities	4,273	4,382
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	719	669
Treasury stock at cost, 21,013,606 and 20,645,798 shares as of March 29, 2025 and December 31, 2024, respectively	(2,025)	(1,900)
Retained earnings	4,996	4,860
Accumulated other comprehensive loss	(65)	(44)
Total Stockholders’ Equity	3,626	3,586
Total Liabilities and Stockholders’ Equity	$7,899	$7,968
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales:
Tangible products	$1,062	$929
Services and software	246	246
Total Net sales	1,308	1,175
Cost of sales:
Tangible products	542	498
Services and software	121	114
Total Cost of sales	663	612
Gross profit	645	563
Operating expenses:
Selling and marketing	161	148
Research and development	151	138
General and administrative	111	81
Amortization of intangible assets	24	26
Acquisition and integration costs	3	1
Exit and restructuring costs	—	10
Total Operating expenses	450	404
Operating income	195	159
Other (loss) income, net:
Foreign exchange (loss) gain	(5)	3
Interest expense, net	(23)	(17)
Other expense, net	(2)	(3)
Total Other expense, net	(30)	(17)
Income before income tax	165	142
Income tax expense	29	27
Net income	$136	$115
Basic earnings per share	$2.64	$2.24
Diluted earnings per share	$2.62	$2.23
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$136	$115
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on sales hedging	(28)	9
Foreign currency translation adjustment	7	(5)
Comprehensive income	$115	$119
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	6,550	—	(1)	—	—	—	(1)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(374,358)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	7	7
Balance at March 29, 2025	51,138,251	$1	$719	$(2,025)	$4,996	$(65)	$3,626

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Net share issuances and tax withholding payments related to share-based compensation plans	21,106	—	(3)	—	—	—	(3)
Share-based compensation	—	—	17	—	—	—	17
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at March 30, 2024	51,399,968	$1	$629	$(1,858)	$4,447	$(50)	$3,169

Certain prior period amounts have been reclassified to conform with the current period presentation.

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$136	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	43
Share-based compensation	51	17
Deferred income taxes	(23)	(21)
Unrealized gain on forward interest rate swaps	—	(20)
Other, net	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	84	(80)
Inventories, net	15	98
Other assets	3	(9)
Accounts payable	(76)	13
Accrued liabilities	(110)	(28)
Deferred revenue	16	(9)
Income taxes	42	43
Settlement liability	—	(45)
Cash receipts on forward interest rate swaps	—	7
Other operating activities	(2)	—
Net cash provided by operating activities	178	125
Cash flows from investing activities:
Acquisition of businesses	(62)	—
Purchases of property, plant and equipment	(20)	(14)
Proceeds from sale of short-term investments	—	3
Net cash used in investing activities	(82)	(11)
Cash flows from financing activities:
Payments of debt	—	(284)
Proceeds from issuance of debt	—	151
Payments for repurchases of common stock	(125)	—
Net payments related to share-based compensation plans	(1)	(3)
Change in unremitted cash collections from servicing factored receivables	2	9
Other financing activities	5	3
Net cash used in financing activities	(119)	(124)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	1	(1)
Net decrease in cash and cash equivalents, including restricted cash	(22)	(11)
Cash and cash equivalents, including restricted cash, at beginning of period	901	138
Cash and cash equivalents, including restricted cash, at end of period	$879	$127
Less restricted cash, included in Prepaid expenses and other current assets	—	—
Cash and cash equivalents at end of period	$879	$127
Supplemental disclosures of cash flow information:
Income taxes paid	$9	$3
Interest paid inclusive of forward interest rate swaps	$16	$30
Certain prior period amounts included in Net cash provided by operating activities have been reclassified to conform with the current period presentation.
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader providing innovative Enterprise Asset Intelligence (“EAI”) products, services, and software solutions (“offerings”) in the automatic identification and data capture industry. We design, manufacture, and sell a broad range of offerings, including cloud-based software subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our offerings include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, public sector, and other industries. We provide our offerings globally through a direct sales force and an extensive network of channel partners.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of March 29, 2025, the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended March 29, 2025 and March 30, 2024. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2025.

Note 2 Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Significant Accounting Policies within Part II, Item 8 “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	March 29, 2025			March 30, 2024
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$432	$30	$462	$365	$27	$392
EVM	630	216	846	564	219	783
Total	$1,062	$246	$1,308	$929	$246	$1,175

In addition, refer to Note 17, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.18 billion and $1.19 billion, inclusive of deferred revenue, as of March 29, 2025 and December 31, 2024, respectively. On average, remaining performance obligations as of March 29, 2025 and December 31, 2024 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $9 million and $11 million as of March 29, 2025 and December 31, 2024, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, as well as the impact from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the three months ended March 29, 2025 and March 30, 2024, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $773 million and $757 million as of March 29, 2025 and December 31, 2024, respectively. During the three months ended March 29, 2025, the Company recognized $141 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2024. During the three months ended March 30, 2024, the Company recognized $146 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2023.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	March 29, 2025	December 31, 2024
Raw materials (1)	$250	$248
Work in process	3	4
Finished goods	428	441
Total Inventories, net	$681	$693

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

Photoneo
On February 28, 2025, the Company acquired Photoneo, a leading developer and manufacturer of 3D machine vision offerings. The Company’s cash purchase consideration of $62 million was primarily allocated to technology-related intangible assets of $17 million, customer relationship assets of $6 million, and goodwill of $34 million. The technology-related intangible assets and customer relationship assets both have estimated useful lives of 7 years. The Company utilized estimated fair values as of the acquisition date to allocate the purchase consideration to the identifiable net assets acquired based on estimates and assumptions, as well as customary valuation techniques. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

The goodwill, which will be deductible for tax purposes, has been allocated to the EVM segment and principally relates to the expansion of our machine vision offerings across several industries.

Note 6 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $110 million as of both March 29, 2025 and December 31, 2024.

The Company did not make any payments for the purchase of long-term investments during the three months ended March 29, 2025 or March 30, 2024. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations. No net gains or losses were recorded during the three months ended March 29, 2025 or March 30, 2024.

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
The Company’s financial assets and liabilities carried at fair value as of March 29, 2025, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$42	$—	$—	$42
Total Assets at fair value	$42	$—	$—	$42
Liabilities:
Foreign exchange contracts (1)	$7	$8	$—	$15
Liabilities related to the deferred compensation plan	42	—	—	42
Total Liabilities at fair value	$49	$8	$—	$57
The Company’s financial assets and liabilities carried at fair value as of December 31, 2024, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$30	$—	$31
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$42	$30	$—	$72
Liabilities:
Liabilities related to the deferred compensation plan	$41	$—	$—	$41
Total Liabilities at fair value	$41	$—	$—	$41

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	March 29, 2025	December 31, 2024
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$30
Foreign exchange contracts	Accrued liabilities	(8)	—
Total derivative instruments designated as hedges		$(8)	$30

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Foreign exchange contracts	Accrued liabilities	(7)	—
Total derivative instruments not designated as hedges		$(7)	$1
Total net derivative (liability) asset		$(15)	$31
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended
	Statements of Operations Classification	March 29, 2025	March 30, 2024
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(8)	$1
Forward interest rate swaps	Interest expense, net	—	20
Total net (loss) gain recognized in income		$(8)	$21

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significant as of March 29, 2025 or December 31, 2024.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $9 million and $1 million of gains for the three months ended March 29, 2025 and March 30, 2024, respectively. As of March 29, 2025 and December 31, 2024, the notional amounts of the Company’s foreign exchange cash flow hedges were €742 million and €592 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	March 29, 2025		December 31, 2024
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£16		£5
Euro/U.S. Dollar		€178		€146
Euro/Czech Koruna		€14		€16
Japanese Yen/U.S. Dollar		¥173		¥360
Singapore Dollar/U.S. Dollar	S$	22	S$	23
Mexican Peso/U.S. Dollar	Mex$	204	Mex$	142
Polish Zloty/U.S. Dollar	zł	74	zł	53
Net fair value of assets of outstanding contracts		$7		$1

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	March 29, 2025	December 31, 2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Receivables Financing Facilities	108	108
Total debt	$2,183	$2,183
Less: Debt issuance costs	(9)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(69)	(79)
Total long-term debt	$2,103	$2,092

As of March 29, 2025, the future maturities of debt are as follows (in millions):

2025 (9 months remaining)	$69
2026	71
2027	1,543
2028	—
2029	—
Thereafter	500
Total future maturities of debt	$2,183
All borrowings as of March 29, 2025 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion as of both March 29, 2025 and December 31, 2024, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity in 2027. The Company has and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of March 29, 2025, the Term Loan A interest rate was 5.42%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter of 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of March 29, 2025, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of March 29, 2025, the Revolving Credit Facility had an average interest rate of 5.42%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of March 29, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of March 29, 2025, the Company’s Consolidated Balance Sheets included $549 million of gross receivables that were pledged under the facility. As of March 29, 2025, $108 million had been borrowed, of which $47 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of March 29, 2025, the facility had an average interest rate of 5.37%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of March 29, 2025, the Company was in compliance with all debt covenants.

Note 10 Leases

During the three months ended March 29, 2025, the Company recorded $4 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the extension of existing leases.

Future minimum lease payments under non-cancellable leases as of March 29, 2025 were as follows (in millions):

2025 (9 months remaining)	$36
2026	42
2027	34
2028	31
2029	26
Thereafter	60
Total future minimum lease payments	$229
Less: Interest	(40)
Present value of lease liabilities	$189

Reported as of March 29, 2025:
Current portion of lease liabilities	$36
Long-term lease liabilities	153
Present value of lease liabilities	$189

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	March 29, 2025	December 31, 2024
Incentive compensation	$72	$174
Payroll and benefits	72	76
Unremitted cash collections due to banks on factored accounts receivable	53	51
Customer rebates	48	56
Current portion of lease liabilities	36	36
Warranty	27	26
Interest payable	18	3
Freight and duty	16	12
Other	69	69
Accrued liabilities	$411	$503

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at the beginning of the period	$26	$27
Warranty expense	8	7
Warranties fulfilled	(7)	(7)
Balance at the end of the period	$27	$27

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

Note 12 Share-Based Compensation

The Company issues share-based compensation awards under the Zebra Technologies 2018 Long-Term Incentive Plan (“2018 Plan”), approved by shareholders in 2018, which superseded and replaced all prior share-based incentive plans. Outstanding awards issued prior to the 2018 Plan are governed by the provisions of those plans until such awards have been exercised, forfeited, cancelled, expired, or otherwise terminated in accordance with their terms. Awards available under the 2018 Plan include stock-settled awards, including stock-settled restricted stock units, stock-settled performance stock units, restricted stock awards, performance share awards, stock appreciation rights, incentive stock options, and non-qualified stock options. Awards available under the 2018 Plan also include cash-settled awards, including cash-settled stock appreciation rights, cash-settled restricted stock units, and cash-settled performance stock units.

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of March 29, 2025, the Company had 1,424,590 shares of Class A Common stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, are included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
Compensation costs and related income tax benefit	March 29, 2025	March 30, 2024
Cost of sales	$4	$2
Selling and marketing	10	5
Research and development	17	6
General and administration	22	8
Total compensation expense	$53	$21
Income tax benefit	$9	$3

As of March 29, 2025, the total unearned compensation cost related to the Company’s share-based compensation plans was $190 million, which will be recognized over the weighted average remaining service period of approximately 1.7 years.

The majority of the Company’s share-based compensation awards are issued as part of its employee and non-employee director incentive program each fiscal year. Beginning in 2025, the annual employee equity incentive awards were granted in the first quarter. The non-employee director equity awards will continue to be granted in the second quarter. The Company also issues awards associated with business acquisitions and other off-cycle events. The majority of the Company’s share-based compensation is comprised of stock-settled awards.

The compensation cost of awards is expensed over each award’s service period, which is generally subject to certain employment conditions. The Company’s 2025 award agreement provisions resulted in increased recognition of compensation cost as compared to previous awards.

Stock-settled awards
The Company’s awards are typically time-vested with stock-settled RSUs vesting ratably in three annual installments and stock-settled PSUs vesting at the end of the three-year period. Upon vesting, stock-settled RSUs and PSUs convert to shares of Class A Common Stock that are released to participants.

Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of units granted, net of estimated forfeitures. The expected attainment of the performance goals for the stock-settled PSUs is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary.

A summary of the Company’s restricted and performance stock-settled awards for the three months ended March 29, 2025 is as follows:

	RSUs		PSUs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	482,067	$295.39	241,946	$304.44
Granted	255,307	307.02	97,861	306.84
Released	(5,646)	300.29	—	—
Forfeited	(7,405)	287.04	(1,420)	304.51
Outstanding at end of period	724,323	$299.53	338,387	$305.18

Stock Appreciation Rights (“SARs”)
SARs were previously granted primarily as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances. As of March 29, 2025, there were 214,243 outstanding SARs, all of which were exercisable with a weighted-average remaining contractual life of 1 year.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards and typically have a vesting period of three years. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of share-equivalents granted, net of forfeitures. The fair value for all cash-settled awards and the expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was not significant for the three months ended March 29, 2025 or March 30, 2024. Share-equivalents issued under these programs totaled 52,395 and 273 during the three months ended March 29, 2025 and March 30, 2024, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of March 29, 2025, 1,304,693 shares remained available for future purchase.

Note 13 Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2025 and March 30, 2024 was 17.6% and 19.0%, respectively. In the current period and prior period, the variance from the 21% federal statutory rate was primarily attributable to the tax benefit related to foreign earnings subject to U.S. taxation and the generation of U.S. tax credits.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Basic:
Net income	$136	$115
Weighted-average shares outstanding	51,365,011	51,387,570
Basic earnings per share	$2.64	$2.24

Diluted:
Net income	$136	$115
Weighted-average shares outstanding	51,365,011	51,387,570
Dilutive shares	441,539	402,931
Diluted weighted-average shares outstanding	51,806,550	51,790,501
Diluted earnings per share	$2.62	$2.23

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 52,843 and 18,095 shares that were anti-dilutive for the three months ended March 29, 2025 and March 30, 2024, respectively.

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

The changes in each component of AOCI during the three months ended March 29, 2025 and March 30, 2024 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2023	$(5)	$(49)	$(54)
Other comprehensive income (loss) before reclassifications	13	(5)	8
Amounts reclassified from AOCI(1)	(1)	—	(1)
Tax effect	(3)	—	(3)
Other comprehensive income (loss), net of tax	9	(5)	4
Balance at March 30, 2024	$4	$(54)	$(50)

Balance at December 31, 2024	$22	$(66)	$(44)
Other comprehensive income (loss) before reclassifications	(28)	7	(21)
Amounts reclassified from AOCI(1)	(9)	—	(9)
Tax effect	9	—	9
Other comprehensive income (loss), net of tax	(28)	7	(21)
Balance at March 29, 2025	$(6)	$(59)	$(65)
(1) See Note 8, Derivative Instruments regarding the timing of reclassifications to operating results.

Note 16 Accounts Receivable Factoring

The Company has a Receivables Factoring arrangement, pursuant to which certain receivables originated from the EMEA and Asia-Pacific regions up to a maximum of €75 million are sold to a bank without recourse in exchange for cash. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The Company services the receivables on behalf of the bank, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

During the three months ended March 29, 2025 and March 30, 2024, the Company received cash proceeds of $119 million and $346 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of both March 29, 2025 and December 31, 2024, there were a total of $28 million of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $53 million and $51 million of obligations that were not yet remitted to the bank as of March 29, 2025 and December 31, 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales:
AIT	$462	$392
EVM	846	783
Total Net sales	$1,308	$1,175
Cost of sales:
AIT	$226	$208
EVM	437	404
Operating expenses:
AIT (1)	$136	$108
EVM (1)	287	259
Operating income:
AIT (2)	$100	$76
EVM (2)	122	120
Total segment operating income	222	196
Corporate (3)	(27)	(37)
Total Operating income	$195	$159

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

(3)To the extent applicable, amounts included in Corporate consist of Amortization of intangible assets, Acquisition and integration costs, Exit and restructuring costs, as well as certain other non-recurring costs (impairment of goodwill and other intangibles, and business acquisition purchase accounting adjustments).

Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions):

	Three Months Ended
	March 29, 2025	March 30, 2024
North America	$656	$612
EMEA	443	380
Asia-Pacific	125	112
Latin America	84	71
Total Net sales	$1,308	$1,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the Automatic Identification and Data Capture (“AIDC”) industry. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), barcode printing, and other workflow automation offerings. The Company’s offerings are proven to help our customers and end-users digitize and automate their workflows to achieve their critical business objectives, including improved productivity and operational efficiency, optimized regulatory compliance, and better customer experiences.

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

We are a market leader in our core businesses, which are generally considered to be comprised of our mobile computing and data capture offerings, printing and supplies offerings, as well as support and repair services. We continue to focus on growth opportunities within adjacent and expansion markets by scaling and integrating our recent business acquisitions.

First Quarter 2025 Financial Summary and Other Recent Developments

•Net sales were $1,308 million in the current quarter compared to $1,175 million in the prior year.
•Operating income was $195 million in the current quarter compared to $159 million in the prior year.

•Net income was $136 million, or $2.62 per diluted share in the current quarter, compared to net income of $115 million, or $2.23 per diluted share in the prior year.
•Net cash provided by operating activities was $178 million in the current quarter compared to $125 million in the prior year.
•We repurchased $125 million of common shares in the current year.

In the first quarter, both of our segments benefited from the continuation of improving demand trends that began in the second half of last year. Recent developments in the trade policies of the U.S. and other countries, including China, are complex and rapidly evolving. The impacts, including the amount and timing of proposed tariffs, remain fluid and are expected to negatively impact our 2025 operating results based on facts as we understand them today. We expect to partially mitigate those impacts through a combination of diversifying our product sourcing footprint, targeted list price increases, and product portfolio optimization.

On February 28, 2025, the Company acquired Photoneo, a leading developer and manufacturer of 3D machine vision offerings, for $62 million in cash. The acquisition complements and expands our machine vision offerings across several industries. The operating results of Photoneo are included in the EVM segment.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales:
Tangible products	$1,062	$929	$133	14.3%
Services and software	246	246	—	—%
Total Net sales	1,308	1,175	133	11.3%
Gross profit	645	563	82	14.6%
Gross margin	49.3%	47.9%		140 bps
Operating expenses	450	404	46	11.4%
Operating income	$195	$159	$36	22.6%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
North America	$656	$612	$44	7.2%
EMEA	443	380	63	16.6%
Asia-Pacific	125	112	13	11.6%
Latin America	84	71	13	18.3%
Total Net sales	$1,308	$1,175	$133	11.3%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended
	March 29, 2025	March 30, 2024	As a % of Net sales
			2025	2024
Selling and marketing	$161	$148	12.3%	12.6%
Research and development	151	138	11.5%	11.7%
General and administrative	111	81	8.5%	6.9%
Amortization of intangible assets	24	26	NM	NM
Acquisition and integration costs	3	1	NM	NM
Exit and restructuring costs	—	10	NM	NM
Total Operating expenses	$450	$404	34.4%	34.4%

Consolidated Organic Net sales growth:

Three Months Ended
March 29, 2025
Reported GAAP Consolidated Net sales growth	11.3%
Adjustments:
Impact of foreign currency translations (1)	0.7%
Impact of acquisitions (2)	(0.1)%
Consolidated Organic Net sales growth (3)	11.9%

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

First quarter 2025 compared to first quarter 2024

Total Net sales increased by $133 million or 11.3% compared to the prior year, reflecting growth in both of our segments associated with the continuation of improving demand trends that began in the middle of 2024. Excluding the effects of currency changes and acquisitions, Consolidated Organic Net sales increased by 11.9%.

Gross margin increased to 49.3% for the current year compared to 47.9% for the prior year. As compared to the prior year, Gross margin was higher in our AIT segment and slightly lower in our EVM segment.

Operating expenses for the quarters ended March 29, 2025 and March 30, 2024 were $450 million and $404 million, or 34.4% of Net sales in both periods. Current year Operating expenses were higher than the prior year primarily due to higher incentive compensation resulting from changes in share-based compensation eligibility provisions and the annual grant date, as well as increased investments in the business. These increases were partially offset by lower Exit and restructuring costs.

Operating income was $195 million for the current year compared to $159 million in the prior year. The increase was due to higher Gross profit, partially offset by higher Operating expenses.

Net income increased compared to the prior year primarily due to higher Operating income, as described above, partially offset by higher Other expense, net. The increase in Other expense, net was primarily due to non-recurring interest rate swap gains in the prior year and unfavorable changes in Foreign exchange (loss) gain in the current year.

The Company’s effective tax rates for the three months ended March 29, 2025 and March 30, 2024 were 17.6% and 19.0%, respectively. The change in the effective tax rates year over year was primarily due to higher U.S. tax credits and tax benefits related to foreign earnings subject to U.S. taxation in the current year.

Diluted earnings per share increased to $2.62 as compared to $2.23 in the prior year due to higher Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales:
Tangible products	$432	$365	$67	18.4%
Services and software	30	27	3	11.1%
Total Net sales	462	392	70	17.9%
Gross profit	236	184	52	28.3%
Gross margin	51.1%	46.9%		420 bps
Operating expenses	136	108	28	25.9%
Operating income	$100	$76	$24	31.6%

AIT Organic Net sales growth:

Three Months Ended
March 29, 2025
AIT Reported GAAP Net sales growth	17.9%
Adjustments:
Impact of foreign currency translations (1)	0.5%
AIT Organic Net sales growth (2)	18.4%

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

First quarter 2025 compared to first quarter 2024

Total Net sales for AIT increased $70 million or 17.9% compared to the prior year, primarily due to higher sales of printing products and RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 18.4%.

Gross margin increased to 51.1% in the current year compared to 46.9% for the prior year, primarily due to favorable business mix and volume leverage.

Operating income increased 31.6% in the current year compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales:
Tangible products	$630	$564	$66	11.7%
Services and software	216	219	(3)	(1.4)%
Total Net sales	846	783	63	8.0%
Gross profit	409	379	30	7.9%
Gross margin	48.3%	48.4%		(10) bps
Operating expenses	287	259	28	10.8%
Operating income	$122	$120	$2	1.7%

EVM Organic Net sales growth:

Three Months Ended
March 29, 2025
EVM Reported GAAP Net sales growth	8.0%
Adjustments:
Impact of foreign currency translations (1)	0.7%
Impact of acquisitions (2)	(0.1)%
EVM Organic Net sales growth (3)	8.6%

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

First quarter 2025 compared to first quarter 2024

Total Net sales for EVM increased $63 million or 8.0% compared to the prior year, primarily due to higher sales of mobile computing and data capture products. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales increased by 8.6%.

Gross margin decreased slightly to 48.3% in the current year compared to 48.4% for the prior year, primarily due to unfavorable business mix, and lower services and software margins, partially offset by volume leverage.

Operating income for the current year increased by 1.7% compared to the prior year due to higher Gross profit, largely offset by higher Operating expenses.

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

	Three Months Ended
Cash flow provided by (used in):	March 29, 2025	March 30, 2024	$ Change
Operating activities	$178	$125	$53
Investing activities	(82)	(11)	(71)
Financing activities	(119)	(124)	5
Effect of exchange rates on cash balances	1	(1)	2
Net change in cash and cash equivalents, including restricted cash	$(22)	$(11)	$(11)

The change in our cash and cash equivalents balance during the three months ended March 29, 2025 compared to the prior year is primarily due to the following:

•$53 million change in operating activities primarily due to improved overall profitability and favorable timing of customer collections in the current year as well as the final settlement payment in the prior year. These items were partially offset by the timing of inventory purchases and higher employee incentive compensation payments in the current year as well as larger inventory reductions in the prior year.

•$71 million change in investing activities primarily due to cash payments for the acquisition of Photoneo in the current year.

•$5 million change in financing activities primarily due to share repurchases in the current year, partially offset by $133 million of net debt repayments in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	March 29, 2025	December 31, 2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Receivables Financing Facilities	108	108
Total debt	$2,183	$2,183
Less: Debt issuance costs	(9)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(69)	(79)
Total long-term debt	$2,103	$2,092

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity in 2027. The Company has and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of March 29, 2025, the Term Loan A interest rate was 5.42%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter of 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year. The Company may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of March 29, 2025, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of March 29, 2025, the Revolving Credit Facility had an average interest rate of 5.42%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of March 29, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of March 29, 2025, the Company’s Consolidated Balance Sheets included $549 million of gross receivables that were pledged under the facility. As of March 29, 2025, $108 million had been borrowed, of which $47 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of March 29, 2025, the facility had an average interest rate of 5.37%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Receivables Factoring
The Company has a Receivables Factoring arrangement, pursuant to which certain receivables originated from the EMEA and Asia-Pacific regions up to a maximum of €75 million are sold to a bank without recourse in exchange for cash. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The Company services the receivables on behalf of the bank, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

As of both March 29, 2025 and December 31, 2024, there were a total of $28 million of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $53 million and $51 million of obligations that were not yet remitted to the bank as of March 29, 2025 and December 31, 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

During the first three months of 2025, the Company repurchased 374,358 shares of common stock for approximately $125 million. As of March 29, 2025, the Company has cumulatively repurchased 913,932 shares of common stock for approximately $279 million, resulting in a remaining amount of share repurchases authorized under the plans of $721 million. Subsequent to the quarter ended March 29, 2025, the Company has repurchased 303,293 shares of common stock for approximately $75 million through April 22, 2025.

Significant Customers

End-users of our offerings are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s offerings, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales was as follows:

	Three Months Ended
	March 29, 2025			March 30, 2024
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	20%	36%	56%	16%	36%	52%

These customers accounted for 51% of accounts receivable as of March 29, 2025. No other customer accounted for more than 10% of total Net sales during the period ended March 29, 2025.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. The forward-looking statements include, but are not limited to, the Company’s financial outlook for full year of 2025. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products, services, and software solutions and competitors’ offerings and the potential effects of emerging technologies and changes in customer requirements,
•The effect of global market conditions, including the North America; EMEA; Latin America; and Asia-Pacific regions in which we do business,
•The impact of changes in foreign exchange rates, customs duties and trade policies due to the global nature of Zebra’s business,
•Our ability to control manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components, our ability to provide services, software, and products to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Our ability to attract, retain, develop, and motivate key personnel,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business, our customers or our contracted third parties,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for the Company’s fiscal December 31, 2025 year-end. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

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
There were no material changes in the Company’s market risk during the quarter ended March 29, 2025. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of March 29, 2025. Based on this assessment and those criteria, our management believes that, as of March 29, 2025, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended March 29, 2025, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended March 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2025 - January 25, 2025	72,212	$386.68	72,212	$818
January 26, 2025 - February 22, 2025	118,565	354.88	118,565	776
February 23, 2025 - March 29, 2025	183,581	299.60	183,581	721
Total	374,358	$333.90	374,358	$721

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. Repurchases may be affected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of March 29, 2025, the Company has cumulatively repurchased 913,932 shares of common stock for approximately $279 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $721 million.

Item 5.	Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

Item 6.	Exhibits

10.1	Form of 2025 performance-vested restricted stock unit agreement for all employees (including the CEO)

10.2	Form of 2025 time-vested restricted stock unit agreement for all employees (including the CEO)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended March 29, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: April 29, 2025	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: April 29, 2025	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer