Form 10-Q
period 2025-06-28
ZEBRA TECHNOLOGIES CORP
filed 2025-08-05
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 29, 2025, there were 50,845,151 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JUNE 28, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 28, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$872	$901
Accounts receivable, net of allowances for doubtful accounts of $1 each as of June 28, 2025 and December 31, 2024	634	692
Inventories, net	686	693
Income tax receivable	50	20
Prepaid expenses and other current assets	92	134
Total Current assets	2,334	2,440
Property, plant and equipment, net	314	305
Right-of-use lease assets	165	167
Goodwill	3,931	3,891
Other intangibles, net	400	422
Deferred income taxes	565	512
Other long-term assets	229	231
Total Assets	$7,938	$7,968
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$44	$79
Accounts payable	569	633
Accrued liabilities	469	503
Deferred revenue	457	453
Income taxes payable	55	36
Total Current liabilities	1,594	1,704
Long-term debt	2,128	2,092
Long-term lease liabilities	152	155
Deferred income taxes	58	57
Long-term deferred revenue	315	304
Other long-term liabilities	74	70
Total Liabilities	4,321	4,382
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	733	669
Treasury stock at cost, 21,315,596 and 20,645,798 shares as of June 28, 2025 and December 31, 2024, respectively	(2,147)	(1,900)
Retained earnings	5,108	4,860
Accumulated other comprehensive loss	(78)	(44)
Total Stockholders’ Equity	3,617	3,586
Total Liabilities and Stockholders’ Equity	$7,938	$7,968
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
Tangible products	$1,055	$983	$2,117	$1,912
Services and software	238	234	484	480
Total Net sales	1,293	1,217	2,601	2,392
Cost of sales:
Tangible products	553	515	1,095	1,013
Services and software	124	113	245	227
Total Cost of sales	677	628	1,340	1,240
Gross profit	616	589	1,261	1,152
Operating expenses:
Selling and marketing	158	150	319	298
Research and development	144	146	295	284
General and administrative	102	97	213	178
Amortization of intangible assets	25	25	49	51
Acquisition and integration costs	4	1	7	2
Exit and restructuring costs	—	3	—	13
Total Operating expenses	433	422	883	826
Operating income	183	167	378	326
Other (loss) income, net:
Foreign exchange (loss) gain	(11)	—	(16)	3
Interest expense, net	(25)	(23)	(48)	(40)
Other expense, net	(9)	(8)	(11)	(11)
Total Other expense, net	(45)	(31)	(75)	(48)
Income before income tax	138	136	303	278
Income tax expense	26	23	55	50
Net income	$112	$113	$248	$228
Basic earnings per share	$2.20	$2.19	$4.85	$4.43
Diluted earnings per share	$2.19	$2.17	$4.81	$4.40
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$112	$113	$248	$228
Other comprehensive income, net of tax:
Changes in unrealized (losses) gains on sales hedging	(33)	1	(61)	10
Foreign currency translation adjustment	20	(3)	27	(8)
Comprehensive income	$99	$111	$214	$230
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	6,550	—	(1)	—	—	—	(1)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(374,358)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	7	7
Balance at March 29, 2025	51,138,251	$1	$719	$(2,025)	$4,996	$(65)	$3,626
Net share issuances and tax withholding payments related to share-based compensation plans	172,677	—	(18)	3	—	—	(15)
Share-based compensation	—	—	32	—	—	—	32
Repurchase of common stock	(474,667)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	112	—	112
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(33)	(33)
Foreign currency translation adjustment	—	—	—	—	—	20	20
Balance at June 28, 2025	50,836,261	$1	$733	$(2,147)	$5,108	$(78)	$3,617

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Net share issuances and tax withholding payments related to share-based compensation plans	21,106	—	(3)	—	—	—	(3)
Share-based compensation	—	—	17	—	—	—	17
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at March 30, 2024	51,399,968	$1	$629	$(1,858)	$4,447	$(50)	$3,169
Net share issuances and tax withholding payments related to share-based compensation plans	170,023	—	(27)	3	—	—	(24)
Share-based compensation	—	—	31	—	—	—	31
Net income	—	—	—	—	113	—	113
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at June 29, 2024	51,569,991	$1	$633	$(1,855)	$4,560	$(52)	$3,287

Certain prior period amounts have been reclassified to conform with the current period presentation.

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$248	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	85
Share-based compensation	83	48
Deferred income taxes	(30)	(36)
Unrealized gain on forward interest rate swaps	—	(31)
Other, net	12	7
Changes in operating assets and liabilities:
Accounts receivable, net	81	(185)
Inventories, net	11	125
Other assets	10	(3)
Accounts payable	(71)	98
Accrued liabilities	(101)	23
Deferred revenue	13	(25)
Income taxes	(10)	38
Settlement liability	—	(45)
Cash receipts on forward interest rate swaps	—	86
Other operating activities	(5)	—
Net cash provided by operating activities	325	413
Cash flows from investing activities:
Acquisition of businesses	(62)	—
Purchases of property, plant and equipment	(37)	(24)
Proceeds from sale of short-term investments	—	2
Purchases of long-term investments	—	(3)
Net cash used in investing activities	(99)	(25)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	—	(9)
Payments of debt	—	(694)
Proceeds from issuance of debt	—	651
Payments for repurchases of common stock	(250)	—
Net payments related to share-based compensation plans	(16)	(27)
Change in unremitted cash collections from servicing factored receivables	7	(38)
Other financing activities	2	2
Net cash used in financing activities	(257)	(115)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	2	—
Net (decrease) increase in cash and cash equivalents, including restricted cash	(29)	273
Cash and cash equivalents, including restricted cash, at beginning of period	901	138
Cash and cash equivalents, including restricted cash, at end of period	$872	$411
Less restricted cash, included in Prepaid expenses and other current assets	—	—
Cash and cash equivalents at end of period	$872	$411
Supplemental disclosures of cash flow information:
Income taxes paid	$95	$43
Interest paid (received) inclusive of forward interest rate swaps	$55	$(17)
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of June 28, 2025, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended June 28, 2025 and June 29, 2024, and the Consolidated Statements of Cash Flows for the six months ended June 28, 2025 and June 29, 2024. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2025.

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

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods, services, or software solutions to a customer at an amount that reflects the consideration which it expects to receive.

Revenues for tangible products are generally recognized upon shipment, whereas revenues for services are generally recognized over time by using an output or time-based method, assuming all other criteria for revenue recognition have been met. Revenues for software are recognized either upon delivery or over time using a time-based method, depending on how control is transferred to the customer. In cases where a bundle of products, services, and/or software are delivered to the customer, judgment is required to select the method of progress which best reflects the transfer of control.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	June 28, 2025			June 29, 2024
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$388	$30	$418	$368	$29	$397
EVM	667	208	875	615	205	820
Total	$1,055	$238	$1,293	$983	$234	$1,217

	Six Months Ended
	June 28, 2025			June 29, 2024
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$820	$60	$880	$733	$56	$789
EVM	1,297	424	1,721	1,179	424	1,603
Total	$2,117	$484	$2,601	$1,912	$480	$2,392

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.17 billion and $1.19 billion, inclusive of deferred revenue, as of June 28, 2025 and December 31, 2024, respectively. On average, remaining performance obligations as of June 28, 2025 and December 31, 2024 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million and $11 million as of June 28, 2025 and December 31, 2024, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, inclusive of any impacts from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the three and six months ended June 28, 2025 and June 29, 2024, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $772 million and $757 million as of June 28, 2025 and December 31, 2024, respectively. During the three and six months ended June 28, 2025, the Company recognized $117 million and $258 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2024. During the three and six months ended June 29, 2024, the Company recognized $121 million and $267 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2023.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	June 28, 2025	December 31, 2024
Raw materials (1)	$233	$248
Work in process	2	4
Finished goods	451	441
Total Inventories, net	$686	$693

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

Photoneo
On February 28, 2025, the Company acquired Photoneo, a leading developer and manufacturer of 3D machine vision offerings. The Company’s cash purchase consideration of $62 million was primarily allocated to technology-related intangible assets of $17 million, customer relationship assets of $6 million, and goodwill of $34 million. The technology-related intangible assets and customer relationship assets both have estimated useful lives of 7 years. The Company utilized estimated fair values as of the acquisition date to allocate the purchase consideration to the identifiable net assets acquired based on estimates and assumptions, as well as customary valuation techniques. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates still considered preliminary as of June 28, 2025 relate to intangible assets.

The goodwill, which will be deductible for tax purposes, has been allocated to the EVM segment and principally relates to the expansion of our machine vision offerings across several industries.

Note 6 Investments

The carrying value of the Company’s long-term investments, which are included in Other long-term assets on the Consolidated Balance Sheets, was $100 million and $110 million as of June 28, 2025 and December 31, 2024, respectively.

The Company did not make any payments for the purchase of long-term investments during the six months ended June 28, 2025. During the six months ended June 29, 2024, the Company paid $3 million for the purchase of long-term investments. Net gains and losses related to the Company’s long-term investments are included within Other expense, net on the Consolidated Statements of Operations. The Company recognized net losses of $10 million and $6 million during the three and six months ended June 28, 2025 and June 29, 2024, respectively.

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
The Company’s financial assets and liabilities carried at fair value as of June 28, 2025, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$45	$—	$—	$45
Total Assets at fair value	$45	$—	$—	$45
Liabilities:
Foreign exchange contracts (1)	$6	$51	$—	$57
Liabilities related to the deferred compensation plan	45	—	—	45
Total Liabilities at fair value	$51	$51	$—	$102
The Company’s financial assets and liabilities carried at fair value as of December 31, 2024, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$30	$—	$31
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$42	$30	$—	$72
Liabilities:
Liabilities related to the deferred compensation plan	$41	$—	$—	$41
Total Liabilities at fair value	$41	$—	$—	$41

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points (Level 2).
•Fair value of hedges against net assets denominated in foreign currencies is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has been traded but not settled at period-end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).

Note 8 Derivative Instruments

In the normal course of business, the Company is exposed to global market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company commonly uses derivative instruments to manage its exposure to such risks and may elect to designate certain derivatives as hedging instruments under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. The Company does not hold or issue derivatives for trading or speculative purposes.

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	June 28, 2025	December 31, 2024
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$30
Foreign exchange contracts	Accrued liabilities	(51)	—
Total derivative instruments designated as hedges		$(51)	$30

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Foreign exchange contracts	Accrued liabilities	(6)	—
Total derivative instruments not designated as hedges		$(6)	$1
Total net derivative (liability) asset		$(57)	$31
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
		Three Months Ended		Six Months Ended
	Statements of Operations Classification	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(15)	$1	$(23)	$2
Forward interest rate swaps	Interest expense, net	—	11	—	31
Total net (loss) gain recognized in income		$(15)	$12	$(23)	$33

Activities related to derivative instruments are reflected within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions. The Company had no active interest rate swap agreements during the six months ended June 28, 2025.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significantly different as of June 28, 2025 or December 31, 2024.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $13 million of losses and $5 million of gains for the three months ended June 28, 2025 and June 29, 2024, respectively. Realized amounts reclassified to Net sales were $4 million of losses and $6 million of gains for the six months ended June 28, 2025 and June 29, 2024, respectively. As of June 28, 2025 and December 31, 2024, the notional amounts of the Company’s foreign exchange cash flow hedges were €611 million and €592 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	June 28, 2025		December 31, 2024
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£2		£5
Euro/U.S. Dollar		€102		€146
Euro/Czech Koruna		€14		€16
Japanese Yen/U.S. Dollar		¥662		¥360
Singapore Dollar/U.S. Dollar	S$	13	S$	23
Mexican Peso/U.S. Dollar	Mex$	234	Mex$	142
Polish Zloty/U.S. Dollar	zł	89	zł	53
Net fair value of (liabilities) assets of outstanding contracts		$(6)		$1

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	June 28, 2025	December 31, 2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Receivables Financing Facility	108	108
Total debt	$2,183	$2,183
Less: Debt issuance costs	(9)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(44)	(79)
Total long-term debt	$2,128	$2,092

As of June 28, 2025, the future maturities of debt are as follows (in millions):

2025 (6 months remaining)	$—
2026	88
2027	1,595
2028	—
2029	—
Thereafter	500
Total future maturities of debt	$2,183
All borrowings as of June 28, 2025 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion as of both June 28, 2025 and December 31, 2024. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity in 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of June 28, 2025, the Term Loan A interest rate was 5.43%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter of 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year. The Company has the option to or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of June 28, 2025, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of June 28, 2025, there were no borrowings under the Revolving Credit Facility. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of June 28, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of June 28, 2025, the Company’s Consolidated Balance Sheets included $678 million of gross receivables that were pledged under the facility. As of June 28, 2025, $108 million had been borrowed and was classified as non-current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of June 28, 2025, the facility had an average interest rate of 5.38%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of June 28, 2025, the Company was in compliance with all debt covenants.

Note 10 Leases

During the six months ended June 28, 2025, the Company recorded $9 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to the extensions of existing leases and the commencement of new office facility leases.

Future minimum lease payments under non-cancellable leases as of June 28, 2025 were as follows (in millions):

2025 (6 months remaining)	$24
2026	45
2027	36
2028	33
2029	28
Thereafter	61
Total future minimum lease payments	$227
Less: Interest	(39)
Present value of lease liabilities	$188

Reported as of June 28, 2025:
Current portion of lease liabilities	$36
Long-term lease liabilities	152
Present value of lease liabilities	$188

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	June 28, 2025	December 31, 2024
Incentive compensation	$78	$174
Payroll and benefits	76	76
Unremitted cash collections due to banks on factored accounts receivable	58	51
Foreign exchange contracts	57	—
Customer rebates	54	56
Current portion of lease liabilities	36	36
Warranty	27	26
Freight and duty	11	12
Other	72	72
Accrued liabilities	$469	$503

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance at the beginning of the period	$26	$27
Warranty expense	18	13
Warranties fulfilled	(17)	(13)
Balance at the end of the period	$27	$27

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

Note 12 Income Taxes

The Company’s effective tax rate for the three and six months ended June 28, 2025 was 18.8% and 18.2%, respectively, compared to 16.9% and 18.0% for the three and six months ended June 29, 2024. In the current and prior periods, the variance from the 21% federal statutory rate was primarily attributable to the generation of U.S. tax credits and the tax benefit related to foreign earnings subject to U.S. taxation, offset partially by U.S. state income taxes.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic:
Net income	$112	$113	$248	$228
Weighted-average shares outstanding	50,939,474	51,489,735	51,154,241	51,444,179
Basic earnings per share	$2.20	$2.19	$4.85	$4.43

Diluted:
Net income	$112	$113	$248	$228
Weighted-average shares outstanding	50,939,474	51,489,735	51,154,241	51,444,179
Dilutive shares	342,799	340,510	392,169	371,720
Diluted weighted-average shares outstanding	51,282,273	51,830,245	51,546,410	51,815,899
Diluted earnings per share	$2.19	$2.17	$4.81	$4.40

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 199,500 and 126,172 shares that were anti-dilutive for the three and six months ended June 28, 2025, respectively. There were 164,004 and 91,050 shares that were anti-dilutive for the three and six months ended June 29, 2024, respectively.

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

The changes in each component of AOCI during the six months ended June 28, 2025 and June 29, 2024 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2023	$(5)	$(49)	$(54)
Other comprehensive income (loss) before reclassifications	20	(8)	12
Amounts reclassified from AOCI(1)	(6)	—	(6)
Tax effect	(4)	—	(4)
Other comprehensive income (loss), net of tax	10	(8)	2
Balance at June 29, 2024	$5	$(57)	$(52)

Balance at December 31, 2024	$22	$(66)	$(44)
Other comprehensive income (loss) before reclassifications	(85)	27	(58)
Amounts reclassified from AOCI(1)	4	—	4
Tax effect	20	—	20
Other comprehensive income (loss), net of tax	(61)	27	(34)
Balance at June 28, 2025	$(39)	$(39)	$(78)
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

During the six months ended June 28, 2025 and June 29, 2024, the Company received cash proceeds of $246 million and $607 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of June 28, 2025 and December 31, 2024, there were a total of $30 million and $28 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $58 million and $51 million of obligations that were not yet remitted to the bank as of June 28, 2025 and December 31, 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
AIT	$418	$397	$880	$789
EVM	875	820	1,721	1,603
Total Net sales	$1,293	$1,217	$2,601	$2,392
Cost of sales:
AIT	$215	$210	$441	$418
EVM	462	418	899	822
Operating expenses:
AIT (1)	$120	$114	$256	$222
EVM (1)	284	279	571	538
Operating income:
AIT (2)	$83	$73	$183	$149
EVM (2)	129	123	251	243
Total segment operating income	212	196	434	392
Corporate (3)	(29)	(29)	(56)	(66)
Total Operating income	$183	$167	$378	$326

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

Net sales by region were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
North America	$647	$599	$1,303	$1,211
EMEA	415	419	858	799
Asia-Pacific	141	118	266	230
Latin America	90	81	174	152
Total Net sales	$1,293	$1,217	$2,601	$2,392

Note 17 Subsequent Events

Agreement to acquire Elo

On August 3, 2025, the Company entered into a definitive agreement to acquire Elo Holdings, Inc., the sole stockholder of Elo Touch Solutions, Inc., an innovator of solutions that engage customers, enhance self-service, and accelerate automation across a wide range of end markets. The purchase price of approximately $1.3 billion (subject to customary adjustments for working capital, cash and debt) is expected to be funded with a combination of cash on hand and financing from our credit facility. The transaction is subject to standard closing conditions, including required regulatory approvals, and is expected to close in 2025. The acquired business will become part of the EVM segment.

The One Big Beautiful Bill

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill ("OBBB"). The OBBB makes permanent key elements of the U.S. Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation while also revising the expensing conventions related to domestic research and development costs. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the effects of the OBBB, with any impacts expected to be recognized beginning in the third quarter of 2025.

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

Second Quarter 2025 Financial Summary and Other Recent Developments

•Net sales were $1,293 million in the current quarter compared to $1,217 million in the prior year second quarter.
•Operating income was $183 million in the current quarter compared to $167 million in the prior year second quarter.
•Net income was $112 million, or $2.19 per diluted share in the current quarter, compared to net income of $113 million, or $2.17 per diluted share in the prior year second quarter.
•We repurchased $250 million of common shares year to date, including $125 million in the second quarter.

Largely consistent with the first quarter of this year, both of our segments benefited from improved demand trends that began in the second half of last year. Developments in the trade policies of the U.S. and other countries, including China, negatively impacted our second quarter operating results. The impacts, including the amount and timing of proposed tariffs, remain complex and rapidly evolving and are expected to negatively impact our operating results in the second half of 2025 as well, based on facts as we understand them today. We have partially mitigated, and expect to continue to further mitigate, the impacts of these trade policies through a combination of diversifying our product sourcing footprint, targeted list price increases, and product portfolio optimization.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales:
Tangible products	$1,055	$983	$72	7.3%	$2,117	$1,912	$205	10.7%
Services and software	238	234	4	1.7%	484	480	4	0.8%
Total Net sales	1,293	1,217	76	6.2%	2,601	2,392	209	8.7%
Gross profit	616	589	27	4.6%	1,261	1,152	109	9.5%
Gross margin	47.6%	48.4%		(80) bps	48.5%	48.2%		30 bps
Operating expenses	433	422	11	2.6%	883	826	57	6.9%
Operating income	$183	$167	$16	9.6%	$378	$326	$52	16.0%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
North America	$647	$599	$48	8.0%	$1,303	$1,211	$92	7.6%
EMEA	415	419	(4)	(1.0)%	858	799	59	7.4%
Asia-Pacific	141	118	23	19.5%	266	230	36	15.7%
Latin America	90	81	9	11.1%	174	152	22	14.5%
Total Net sales	$1,293	$1,217	$76	6.2%	$2,601	$2,392	$209	8.7%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	As a % of Net sales		June 28, 2025	June 29, 2024	As a % of Net sales
			2025	2024			2025	2024
Selling and marketing	$158	$150	12.2%	12.3%	$319	$298	12.3%	12.5%
Research and development	144	146	11.1%	12.0%	295	284	11.3%	11.9%
General and administrative	102	97	7.9%	8.0%	213	178	8.2%	7.4%
Amortization of intangible assets	25	25	NM	NM	49	51	NM	NM
Acquisition and integration costs	4	1	NM	NM	7	2	NM	NM
Exit and restructuring costs	—	3	NM	NM	—	13	NM	NM
Total Operating expenses	$433	$422	33.5%	34.7%	$883	$826	33.9%	34.5%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
Reported GAAP Consolidated Net sales growth	6.2%	8.7%
Adjustments:
Impact of foreign currency translations (1)	0.3%	0.4%
Impact of acquisitions (2)	(0.2)%	(0.1)%
Consolidated Organic Net sales growth (3)	6.3%	9.0%

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

Second quarter 2025 compared to Second quarter 2024

Total Net sales increased by $76 million or 6.2% compared to the prior year quarter, reflecting growth in both of our segments. Our overall sales growth reflects improved demand trends that began in the middle of 2024 and continued in the North America, Asia-Pacific, and Latin America regions in the second quarter. Excluding the effects of currency changes and acquisitions, Consolidated Organic Net sales increased by 6.3%.

Gross margin decreased to 47.6% for the current quarter compared to 48.4% for the prior year, primarily due to unfavorable impacts of tariffs, net of mitigating actions. As compared to the prior year quarter, Gross margin was higher in our AIT segment and lower in our EVM segment.

Operating expenses for the quarters ended June 28, 2025 and June 29, 2024 were $433 million and $422 million, or 33.5% and 34.7% of Net sales, respectively. Current year Operating expenses were higher than the prior year quarter primarily due to increased employee and employee-related costs, as well as the unfavorable effects of foreign currency exchange rates.

Operating income was $183 million for the current quarter compared to $167 million in the prior year quarter. The increase was due to higher Gross profit, partially offset by higher Operating expenses.

Net income was slightly lower compared to the prior year quarter primarily due to higher Other expense, net partially offset by higher Operating income, as described above. The increase in Other expense, net was primarily due to foreign exchange losses in the current quarter.

The Company’s effective tax rates for the three months ended June 28, 2025 and June 29, 2024 were 18.8% and 16.9%, respectively. The increase in the effective tax rate year over year was primarily due to reduced benefits from share-based compensation deductions.

Diluted earnings per share increased to $2.19 as compared to $2.17 in the prior year quarter driven by the Company’s share repurchase program which reduced the number of shares outstanding.

Year to date 2025 compared to Year to date 2024

Total Net sales increased by $209 million or 8.7% compared to the prior year period, reflecting growth in both of our segments associated with improved demand trends that began in the middle of 2024. Excluding the effects of currency changes and acquisitions, Consolidated Organic Net sales increased by 9.0%.

Gross margin increased to 48.5% for the current year compared to 48.2% for the prior year period, primarily due to favorable business mix and volume leverage, largely offset by unfavorable impacts of tariffs, net. As compared to the prior year period, Gross margin was higher in our AIT segment and lower in our EVM segment.

Operating expenses for the six months ended June 28, 2025 and June 29, 2024 were $883 million and $826 million, or 33.9% and 34.5% of Net sales, respectively. Current year Operating expenses were higher than the prior year period primarily due to increased employee and employee-related costs, including higher incentive compensation resulting from changes in share-based compensation eligibility provisions. These increases were partially offset by lower Exit and restructuring costs.

Operating income was $378 million for the current year compared to $326 million in the prior year period. The increase was due to higher Gross profit, partially offset by higher Operating expenses.

Net income increased compared to the prior year period primarily due to higher Operating income, as described above, partly offset by higher Other expense, net. The increase in Other expense, net was primarily due to non-recurring interest rate swap gains in the prior year.

The Company’s effective tax rates for the six months ended June 28, 2025 and June 29, 2024 were 18.2% and 18.0%, respectively. The increase in the effective tax rate was primarily due to higher U.S. tax credits and tax benefits related to foreign earnings subject to U.S. taxation, partly offset by reduced benefits from share-based compensation deductions.

Diluted earnings per share increased to $4.81 as compared to $4.40 in the prior year period primarily due to higher Net income.

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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales:
Tangible products	$388	$368	$20	5.4%	$820	$733	$87	11.9%
Services and software	30	29	1	3.4%	60	56	4	7.1%
Total Net sales	418	397	21	5.3%	880	789	91	11.5%
Gross profit	203	187	16	8.6%	439	371	68	18.3%
Gross margin	48.6%	47.1%		150 bps	49.9%	47.0%		290 bps
Operating expenses	120	114	6	5.3%	256	222	34	15.3%
Operating income	$83	$73	$10	13.7%	$183	$149	$34	22.8%

AIT Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
AIT Reported GAAP Net sales growth	5.3%	11.5%
Adjustments:
Impact of foreign currency translations (1)	0.5%	0.5%
AIT Organic Net sales growth (2)	5.8%	12.0%

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

Second quarter 2025 compared to Second quarter 2024

Total Net sales for AIT increased $21 million or 5.3% compared to the prior year, primarily due to higher sales of printing and RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 5.8%.

Gross margin increased to 48.6% in the current year compared to 47.1% for the prior year, primarily due to favorable business mix and volume leverage along with lower inventory related charges, partly offset by unfavorable impacts of tariffs, net.

Operating income increased 13.7% in the current year compared to the prior year due to higher Gross profit, partly offset by higher Operating expenses.

Year to date 2025 compared to Year to date 2024

Total Net sales for AIT increased $91 million or 11.5% compared to the prior year, primarily due to higher sales of printing and RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 12.0%.

Gross margin increased to 49.9% in the current year compared to 47.0% for the prior year, primarily due favorable business mix and volume leverage along with lower inventory related charges, partly offset by unfavorable impacts of tariffs, net.

Operating income increased 22.8% in the current year compared to the prior year due to higher Gross profit, partly offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales:
Tangible products	$667	$615	$52	8.5%	$1,297	$1,179	$118	10.0%
Services and software	208	205	3	1.5%	424	424	—	—%
Total Net sales	875	820	55	6.7%	1,721	1,603	118	7.4%
Gross profit	413	402	11	2.7%	822	781	41	5.2%
Gross margin	47.2%	49.0%		(180) bps	47.8%	48.7%		(90) bps
Operating expenses	284	279	5	1.8%	571	538	33	6.1%
Operating income	$129	$123	$6	4.9%	$251	$243	$8	3.3%

EVM Organic Net sales growth:

	Three Months Ended	Six Months Ended
	June 28, 2025	June 28, 2025
EVM Reported GAAP Net sales growth	6.7%	7.4%
Adjustments:
Impact of foreign currency translations (1)	0.1%	0.3%
Impact of acquisitions (2)	(0.3)%	(0.2)%
EVM Organic Net sales growth (3)	6.5%	7.5%

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

Second quarter 2025 compared to Second quarter 2024

Total Net sales for EVM increased $55 million or 6.7% compared to the prior year, primarily due to higher sales of mobile computing products. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales increased by 6.5%.

Gross margin decreased to 47.2% in the current year compared to 49.0% for the prior year, primarily due to unfavorable impacts of tariffs, net, and lower services and software margins.

Operating income for the current year increased by 4.9% compared to the prior year due to higher Gross profit, partly offset by higher Operating expenses.

Year to date 2025 compared to Year to date 2024

Total Net sales for EVM increased $118 million or 7.4% compared to the prior year, primarily due to higher sales of mobile computing and data capture products. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales increased by 7.5%.

Gross margin decreased to 47.8% in the current year compared to 48.7% for the prior year, primarily due to unfavorable impacts of tariffs, net, and lower services and software margins, partly offset by volume leverage.

Operating income for the current year increased by 3.3% compared to the prior year due to higher Gross profit, largely offset by higher Operating expenses.

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

	Six Months Ended
Cash flow provided by (used in):	June 28, 2025	June 29, 2024	$ Change
Operating activities	$325	$413	$(88)
Investing activities	(99)	(25)	(74)
Financing activities	(257)	(115)	(142)
Effect of exchange rates on cash balances	2	—	2
Net change in cash and cash equivalents, including restricted cash	$(29)	$273	$(302)

The change in our cash and cash equivalents balance during the six months ended June 28, 2025 compared to the prior year was primarily due to the following:

•$88 million decrease in net operating cash inflows primarily due to higher employee incentive compensation and income tax payments in the current year and cash receipts from the settlements of terminated interest rate swap agreements and larger reductions in inventory in the prior year. These items were partly offset by favorable timing of customer collections.

•$74 million increase in net investing cash outflows primarily due to cash payments for the acquisition of Photoneo and higher capital expenditures.

•$142 million increase in net financing cash outflows primarily due to share repurchases in the current year, partially offset by net debt repayments in the prior year.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	June 28, 2025	December 31, 2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Receivables Financing Facility	108	108
Total debt	$2,183	$2,183
Less: Debt issuance costs	(9)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(44)	(79)
Total long-term debt	$2,128	$2,092

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity in 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of June 28, 2025, the Term Loan A interest rate was 5.43%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
In the second quarter of 2024, the Company completed a private offering of $500 million senior unsecured notes (the “Senior Notes”) with a 6.5% fixed interest rate. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year. The Company has the option to or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of June 28, 2025, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of June 28, 2025, there were no borrowings under the Revolving Credit Facility. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of June 28, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of June 28, 2025, the Company’s Consolidated Balance Sheets included $678 million of gross receivables that were pledged under the facility. As of June 28, 2025, $108 million had been borrowed and was classified as non-current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of June 28, 2025, the facility had an average interest rate of 5.38%. Interest is paid monthly on these borrowings.

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

As of June 28, 2025 and December 31, 2024, there were a total of $30 million and $28 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $58 million and $51 million of obligations that were not yet remitted to the bank as of June 28, 2025 and December 31, 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

During the first six months of 2025, the Company repurchased 849,025 shares of common stock for approximately $250 million. As of June 28, 2025, the Company has cumulatively repurchased 1,388,599 shares of common stock for approximately $404 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $596 million.

Significant Customers

End-users of our offerings are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s offerings, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales attributable to these customers was as follows:

	Six Months Ended
	June 28, 2025			June 29, 2024
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	19%	41%	60%	18%	37%	55%

These customers accounted for 58% of accounts receivable as of June 28, 2025. No other customer accounted for more than 10% of total Net sales during the period ended June 28, 2025.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “believe,” “intend,” “estimate,” “will,” and “expect” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. The forward-looking statements include, but are not limited to, the Company’s financial outlook for full year of 2025. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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
There were no material changes in the Company’s market risk during the quarter ended June 28, 2025. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of June 28, 2025. Based on this assessment and those criteria, our management believes that, as of June 28, 2025, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended June 28, 2025, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended June 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
March 30, 2025 - April 26, 2025	303,293	$247.28	303,293	$646
April 27, 2025 - May 24, 2025	83,472	291.31	83,472	622
May 25, 2025 - June 28, 2025	87,902	292.19	87,902	596
Total	474,667	$263.34	474,667	$596

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of June 28, 2025, the Company has cumulatively repurchased 1,388,599 shares of common stock for approximately $404 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of $596 million.

Item 5.	Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 28, 2025.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended June 28, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 5, 2025	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: August 5, 2025	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer