Form 10-Q
period 2025-09-27
ZEBRA TECHNOLOGIES CORP
filed 2025-10-28
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 21, 2025, there were 50,660,242 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 27, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 27, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,053	$901
Accounts receivable, net of allowances for doubtful accounts of $1 each as of September 27, 2025 and December 31, 2024	655	692
Inventories, net	663	693
Income tax receivable	106	20
Prepaid expenses and other current assets	99	134
Total Current assets	2,576	2,440
Property, plant and equipment, net	327	305
Right-of-use lease assets	165	167
Goodwill	3,931	3,891
Other intangibles, net	376	422
Deferred income taxes	475	512
Other long-term assets	217	231
Total Assets	$8,067	$7,968
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$66	$79
Accounts payable	533	633
Accrued liabilities	497	503
Deferred revenue	456	453
Income taxes payable	51	36
Total Current liabilities	1,603	1,704
Long-term debt	2,107	2,092
Long-term lease liabilities	151	155
Deferred income taxes	65	57
Long-term deferred revenue	318	304
Other long-term liabilities	76	70
Total Liabilities	4,320	4,382
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	781	669
Treasury stock at cost, 21,414,382 and 20,645,798 shares as of September 27, 2025 and December 31, 2024, respectively	(2,181)	(1,900)
Retained earnings	5,209	4,860
Accumulated other comprehensive loss	(63)	(44)
Total Stockholders’ Equity	3,747	3,586
Total Liabilities and Stockholders’ Equity	$8,067	$7,968
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales:
Tangible products	$1,081	$1,019	$3,198	$2,931
Services and software	239	236	723	716
Total Net sales	1,320	1,255	3,921	3,647
Cost of sales:
Tangible products	557	526	1,652	1,539
Services and software	129	116	374	343
Total Cost of sales	686	642	2,026	1,882
Gross profit	634	613	1,895	1,765
Operating expenses:
Selling and marketing	159	151	478	449
Research and development	146	141	441	425
General and administrative	111	96	324	274
Amortization of intangible assets	25	29	74	80
Acquisition and integration costs	10	1	17	3
Exit and restructuring costs	—	4	—	17
Total Operating expenses	451	422	1,334	1,248
Operating income	183	191	561	517
Other income (loss), net:
Foreign exchange gain (loss)	1	(9)	(15)	(6)
Interest expense, net	(23)	(31)	(71)	(71)
Other expense, net	(2)	(2)	(13)	(13)
Total Other expense, net	(24)	(42)	(99)	(90)
Income before income tax	159	149	462	427
Income tax expense	58	12	113	62
Net income	$101	$137	$349	$365
Basic earnings per share	$1.98	$2.65	$6.83	$7.09
Diluted earnings per share	$1.97	$2.64	$6.78	$7.04
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$101	$137	$349	$365
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on sales hedging	18	(16)	(43)	(6)
Foreign currency translation adjustment	(3)	9	24	1
Comprehensive income	$116	$130	$330	$360
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	6,550	—	(1)	—	—	—	(1)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(374,358)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	7	7
Balance at March 29, 2025	51,138,251	$1	$719	$(2,025)	$4,996	$(65)	$3,626
Net share issuances and tax withholding payments related to share-based compensation plans	172,677	—	(18)	3	—	—	(15)
Share-based compensation	—	—	32	—	—	—	32
Repurchase of common stock	(474,667)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	112	—	112
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(33)	(33)
Foreign currency translation adjustment	—	—	—	—	—	20	20
Balance at June 28, 2025	50,836,261	$1	$733	$(2,147)	$5,108	$(78)	$3,617
Net share issuances and tax withholding payments related to share-based compensation plans	13,078	—	1	—	—	—	1
Share-based compensation	—	—	47	—	—	—	47
Repurchase of common stock	(111,864)	—	—	(34)	—	—	(34)
Net income	—	—	—	—	101	—	101
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at September 27, 2025	50,737,475	$1	$781	$(2,181)	$5,209	$(63)	$3,747

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Net share issuances and tax withholding payments related to share-based compensation plans	21,106	—	(3)	—	—	—	(3)
Share-based compensation	—	—	17	—	—	—	17
Net income	—	—	—	—	115	—	115
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Balance at March 30, 2024	51,399,968	$1	$629	$(1,858)	$4,447	$(50)	$3,169
Net share issuances and tax withholding payments related to share-based compensation plans	170,023	—	(27)	3	—	—	(24)
Share-based compensation	—	—	31	—	—	—	31
Net income	—	—	—	—	113	—	113
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at June 29, 2024	51,569,991	$1	$633	$(1,855)	$4,560	$(52)	$3,287
Net share issuances and tax withholding payments related to share-based compensation plans	22,369	—	—	—	—	—	—
Share-based compensation	—	—	20	—	—	—	20
Repurchase of common stock	(50,304)	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	137	—	137
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(16)	(16)
Foreign currency translation adjustment	—	—	—	—	—	9	9
Balance at September 28, 2024	51,542,056	$1	$653	$(1,871)	$4,697	$(59)	$3,421

Certain prior period amounts have been reclassified to conform with the current period presentation.

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$349	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	130
Share-based compensation	130	68
Deferred income taxes	61	(62)
Unrealized gain on forward interest rate swaps	—	(31)
Other, net	13	12
Changes in operating assets and liabilities:
Accounts receivable, net	57	(120)
Inventories, net	30	161
Other assets	16	5
Accounts payable	(115)	79
Accrued liabilities	(49)	68
Deferred revenue	16	(34)
Income taxes	(71)	25
Settlement liability	—	(45)
Cash receipts on forward interest rate swaps	—	86
Other operating activities	(3)	—
Net cash provided by operating activities	560	707
Cash flows from investing activities:
Acquisition of businesses	(62)	—
Purchases of property, plant and equipment	(56)	(41)
Proceeds from sale of short-term investments	—	2
Proceeds from sale of long-term investments	1	—
Purchases of long-term investments	(4)	(3)
Net cash used in investing activities	(121)	(42)
Cash flows from financing activities:
Payment of debt issuance costs, extinguishment costs and discounts	—	(9)
Payments of debt	—	(694)
Proceeds from issuance of debt	—	651
Payments for repurchases of common stock	(284)	(16)
Net payments related to share-based compensation plans	(15)	(27)
Change in unremitted cash collections from servicing factored receivables	9	(35)
Other financing activities	4	3
Net cash used in financing activities	(286)	(127)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	152	538
Cash and cash equivalents at beginning of period	901	138
Cash and cash equivalents at end of period	$1,053	$676
Supplemental disclosures of cash flow information:
Income taxes paid	$124	$90
Interest paid, net of forward interest rate swaps	$79	$3
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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of September 27, 2025, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended September 27, 2025 and September 28, 2024, and the Consolidated Statements of Cash Flows for the nine months ended September 27, 2025 and September 28, 2024. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2025.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	September 27, 2025			September 28, 2024
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$424	$31	$455	$382	$28	$410
EVM	657	208	865	637	208	845
Total	$1,081	$239	$1,320	$1,019	$236	$1,255

	Nine Months Ended
	September 27, 2025			September 28, 2024
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
AIT	$1,244	$91	$1,335	$1,115	$84	$1,199
EVM	1,954	632	2,586	1,816	632	2,448
Total	$3,198	$723	$3,921	$2,931	$716	$3,647

In addition, refer to Note 16, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.16 billion and $1.19 billion, inclusive of deferred revenue, as of September 27, 2025 and December 31, 2024, respectively. On average, remaining performance obligations as of September 27, 2025 and December 31, 2024 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $9 million and $11 million as of September 27, 2025 and December 31, 2024, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, inclusive of any impacts from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the three and nine months ended September 27, 2025 and September 28, 2024, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $774 million and $757 million as of September 27, 2025 and December 31, 2024, respectively. During the three and nine months ended September 27, 2025, the Company recognized $101 million and $359 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2024. During the three and nine months ended September 28, 2024, the Company recognized $107 million and $374 million in revenue, which was previously included in the beginning balance of deferred revenue as of December 31, 2023.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	September 27, 2025	December 31, 2024
Raw materials (1)	$224	$248
Work in process	2	4
Finished goods	437	441
Total Inventories, net	$663	$693

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

Photoneo
On February 28, 2025, the Company acquired Photoneo, a leading developer and manufacturer of 3D machine vision offerings. The Company’s cash purchase consideration of $62 million was primarily allocated to technology-related intangible assets of $17 million, customer relationship assets of $6 million, and goodwill of $34 million. The technology-related intangible assets and customer relationship assets both have estimated useful lives of 7 years. The Company finalized the purchase price allocation in the third quarter with no significant measurement period adjustments recorded. The goodwill, which will be deductible for tax purposes, has been allocated to the EVM segment and principally relates to the expansion of our machine vision offerings across several industries.

Note 6 Investments

A rollforward of the Company’s long-term investments is as follows (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Balance at the beginning of the period	$110	$113
Impairment losses	(11)	(6)
Purchases of long-term investments	4	3
Proceeds from sale of long-term investments	(1)	—
Balance at the end of the period	$102	$110

The Company recognized impairment losses of $1 million for the three months ended September 27, 2025 and no impairment losses for the three months ended September 28, 2024.

The carrying value of the Company’s long-term investments are included in Other long-term assets on the Consolidated Balance Sheets. Net gains and losses are included within Other expense, net on the Consolidated Statements of Operations.

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
The Company’s financial assets and liabilities carried at fair value as of September 27, 2025, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$46	$—	$—	$46
Total Assets at fair value	$46	$—	$—	$46
Liabilities:
Foreign exchange contracts (1)	$1	$27	$—	$28
Liabilities related to the deferred compensation plan	46	—	—	46
Total Liabilities at fair value	$47	$27	$—	$74
The Company’s financial assets and liabilities carried at fair value as of December 31, 2024, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$30	$—	$31
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$42	$30	$—	$72
Liabilities:
Liabilities related to the deferred compensation plan	$41	$—	$—	$41
Total Liabilities at fair value	$41	$—	$—	$41

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points (Level 2).
•Fair value of hedges against net assets denominated in foreign currencies is calculated at the period-end exchange rate adjusted for current forward points unless the hedge has matured but not settled at period-end (Level 2). If this is the case, the fair value is calculated at the rate at which the hedge is being settled (Level 1).

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	September 27, 2025	December 31, 2024
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$30
Foreign exchange contracts	Accrued liabilities	(27)	—
Total derivative instruments designated as hedges		$(27)	$30

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Foreign exchange contracts	Accrued liabilities	(1)	—
Total derivative instruments not designated as hedges		$(1)	$1
Total net derivative (liability) asset		$(28)	$31
The following table presents the net (losses) gains from changes in fair values of derivatives that are not designated as hedges (in millions):

	(Losses) Gains Recognized in Income
		Three Months Ended		Nine Months Ended
	Statements of Operations Classification	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange gain (loss)	$(1)	$(7)	$(24)	$(5)
Forward interest rate swaps	Interest expense, net	—	—	—	31
Total net (loss) gain recognized in income		$(1)	$(7)	$(24)	$26

Activities related to derivative instruments are reflected within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions. The Company had no active interest rate swap agreements during the nine months ended September 27, 2025.

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significantly different as of September 27, 2025 or December 31, 2024.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $20 million and $2 million of losses for the three months ended September 27, 2025 and September 28, 2024, respectively. Realized amounts reclassified to Net sales were $24 million of losses and $4 million of gains for the nine months ended September 27, 2025 and September 28, 2024, respectively. As of September 27, 2025 and December 31, 2024, the notional amounts of the Company’s foreign exchange cash flow hedges were €591 million and €592 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	September 27, 2025		December 31, 2024
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£3		£5
Euro/U.S. Dollar		€85		€146
Euro/Czech Koruna		€13		€16
Japanese Yen/U.S. Dollar		¥439		¥360
Singapore Dollar/U.S. Dollar	S$	11	S$	23
Mexican Peso/U.S. Dollar	Mex$	254	Mex$	142
Polish Zloty/U.S. Dollar	zł	55	zł	53
Net fair value of (liabilities) assets of outstanding contracts		$(1)		$1

Note 9 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	September 27, 2025	December 31, 2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Receivables Financing Facility	108	108
Total debt	$2,183	$2,183
Less: Debt issuance costs	(8)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(66)	(79)
Total long-term debt	$2,107	$2,092

As of September 27, 2025, the future maturities of debt are as follows (in millions):

2025 (3 months remaining)	$—
2026	88
2027	1,595
2028	—
2029	—
Thereafter	500
Total future maturities of debt	$2,183
All borrowings as of September 27, 2025 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.2 billion as of both September 27, 2025 and December 31, 2024. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity on May 25, 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 27, 2025, the Term Loan A interest rate was 5.42%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of September 27, 2025, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of September 27, 2025 and December 31, 2024, there were no borrowings under the Revolving Credit Facility. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of September 27, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of September 27, 2025, the Company’s Consolidated Balance Sheets included $715 million of gross receivables that were pledged under the facility. As of September 27, 2025, $108 million had been borrowed and was classified as non-current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of September 27, 2025, the facility had an average interest rate of 5.21%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of September 27, 2025, the Company was in compliance with all debt covenants.

Note 10 Leases

During the nine months ended September 27, 2025, the Company recorded $20 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to extensions of existing leases and the commencement of new warehouse and office facility leases.

Future minimum lease payments under non-cancellable leases as of September 27, 2025 were as follows (in millions):

2025 (3 months remaining)	$12
2026	46
2027	38
2028	35
2029	29
Thereafter	66
Total future minimum lease payments	$226
Less: Interest	(39)
Present value of lease liabilities	$187

Reported as of September 27, 2025:
Current portion of lease liabilities	$36
Long-term lease liabilities	151
Present value of lease liabilities	$187

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 11 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	September 27, 2025	December 31, 2024
Incentive compensation	$116	$174
Payroll and benefits	71	76
Unremitted cash collections due to banks on factored accounts receivable	60	51
Customer rebates	54	56
Current portion of lease liabilities	36	36
Warranty	30	26
Foreign exchange contracts	28	—
Freight and duty	23	12
Other	79	72
Accrued liabilities	$497	$503

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Balance at the beginning of the period	$26	$27
Warranty expense	29	19
Warranties fulfilled	(25)	(20)
Balance at the end of the period	$30	$26

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

Note 12 Income Taxes

The Company’s effective tax rate for the three and nine months ended September 27, 2025 was 36.5% and 24.5%, respectively, compared to 8.1% and 14.5% for the three and nine months ended September 28, 2024. In the current period, the variance from the 21% federal statutory rate was primarily attributable to taxes related to foreign earnings subject to U.S. taxation as a result of recently enacted U.S. tax legislation and U.S. state income taxes, partly offset by the generation of U.S. tax credits and the release of Canadian valuation allowance reserves. In the prior period, the variance from the 21% federal statutory rate was primarily attributable to the generation of U.S. tax credits and the tax benefit related to foreign earnings subject to U.S. taxation, partly offset by U.S. state income taxes.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic:
Net income	$101	$137	$349	$365
Weighted-average shares outstanding	50,800,552	51,567,216	51,044,563	51,480,812
Basic earnings per share	$1.98	$2.65	$6.83	$7.09

Diluted:
Net income	$101	$137	$349	$365
Weighted-average shares outstanding	50,800,552	51,567,216	51,044,563	51,480,812
Dilutive shares	370,567	350,839	384,969	364,760
Diluted weighted-average shares outstanding	51,171,119	51,918,055	51,429,532	51,845,572
Diluted earnings per share	$1.97	$2.64	$6.78	$7.04

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 1,473 and 84,605 shares that were anti-dilutive for the three and nine months ended September 27, 2025, respectively. There were 1,621 and 61,240 shares that were anti-dilutive for the three and nine months ended September 28, 2024, respectively.

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

The changes in each component of AOCI during the nine months ended September 27, 2025 and September 28, 2024 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2023	$(5)	$(49)	$(54)
Other comprehensive income (loss) before reclassifications	(3)	1	(2)
Amounts reclassified from AOCI(1)	(4)	—	(4)
Tax effect	1	—	1
Other comprehensive income (loss), net of tax	(6)	1	(5)
Balance at September 28, 2024	$(11)	$(48)	$(59)

Balance at December 31, 2024	$22	$(66)	$(44)
Other comprehensive income (loss) before reclassifications	(81)	24	(57)
Amounts reclassified from AOCI(1)	24	—	24
Tax effect	14	—	14
Other comprehensive income (loss), net of tax	(43)	24	(19)
Balance at September 27, 2025	$(21)	$(42)	$(63)
(1) See Note 8, Derivative Instruments regarding the timing of reclassifications to operating results.

Note 15 Accounts Receivable Factoring

The Company has a Receivables Factoring arrangement, pursuant to which certain receivables originated from the EMEA and Asia-Pacific regions up to a maximum of €150 million are sold to a bank without recourse in exchange for cash. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The Company services the receivables on behalf of the bank, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

During the nine months ended September 27, 2025 and September 28, 2024, the Company received cash proceeds of $374 million and $816 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of both September 27, 2025 and December 31, 2024, there were a total of $28 million of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $60 million and $51 million of obligations that were not yet remitted to the bank as of September 27, 2025 and December 31, 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales:
AIT	$455	$410	$1,335	$1,199
EVM	865	845	2,586	2,448
Total Net sales	$1,320	$1,255	$3,921	$3,647
Cost of sales:
AIT	$225	$211	$666	$629
EVM	461	431	1,360	1,253
Operating expenses:
AIT (1)	$127	$116	$383	$338
EVM (1)	289	272	860	810
Operating income:
AIT (2)	$103	$83	$286	$232
EVM (2)	115	142	366	385
Total segment operating income	218	225	652	617
Corporate (3)	(35)	(34)	(91)	(100)
Total Operating income	$183	$191	$561	$517

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

Net sales by region were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
North America	$666	$628	$1,969	$1,839
EMEA	394	405	1,252	1,204
Asia-Pacific	163	132	429	362
Latin America	97	90	271	242
Total Net sales	$1,320	$1,255	$3,921	$3,647

Note 17 Subsequent Events

Segments
Effective with the fourth quarter, the Company’s reportable segments will be changed to Connected Frontline (“CF”) and Asset Visibility & Automation (“AVA”). The CF segment will consist of our mobile computing products, and related services and software-based offerings that were formerly part of our EVM segment. The AVA segment will consist of our barcode and card printing products and related supplies and sensors, RFID and RTLS offerings, and related services that collectively represented our former AIT segment, as well as our data capture, machine vision, and robotics automation offerings and related services that were formerly part of our EVM segment. This change aligns with how we are operating our business to advance our strategy and the level of detailed financial information reviewed by our chief operating decision-maker going forward. Our CF and AVA results will also exclude share-based compensation expense from the measurement of segment operating income. These changes will not have an impact on our Consolidated Financial Statements.

Elo
On September 30, 2025, the Company acquired Elo Holdings, Inc., the sole stockholder of Elo Touch Solutions, Inc. (collectively, “Elo”), an innovator of solutions that engage customers, enhance self-service, and accelerate automation across a wide range of end markets. Through its acquisition of Elo, the Company expanded its portfolio of self-service and consumer-facing workflow offerings.

The acquisition will be accounted for in the fourth quarter under the acquisition method of accounting for business combinations. The Company’s purchase consideration, which remains subject to standard net working capital adjustments, was approximately $1.3 billion and was comprised of cash paid, net of Elo’s cash on hand.

As part of this business combination, we expect to recognize goodwill that will be non-deductible for tax purposes. The Elo business will be part of the CF segment.

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

Third Quarter 2025 Financial Summary and Other Recent Developments

•Net sales were $1,320 million in the current quarter compared to $1,255 million in the prior year third quarter.
•Operating income was $183 million in the current quarter compared to $191 million in the prior year third quarter.
•Net income was $101 million, or $1.97 per diluted share in the current quarter, compared to net income of $137 million, or $2.64 per diluted share in the prior year third quarter.
•We repurchased $284 million of common shares year to date, including $34 million in the third quarter.

Both of our segments benefited from growth in demand across most of our primary end markets. We continued to mitigate the negative impacts of tariffs through product sourcing diversification, the impacts of targeted list price increases, and product portfolio optimization efforts.

Subsequent events:

On September 30, 2025, the Company acquired Elo Touch Solutions, Inc. (“Elo”) for approximately $1.3 billion in cash. Elo is an innovator of solutions that engage customers, enhance self-service, and accelerate automation across a wide range of end markets. The Elo acquisition expands our portfolio of self-service and consumer-facing workflow offerings. The operating results of Elo will be included in our newly established Connected Frontline segment beginning in the fourth quarter. The Elo acquisition was funded with cash on hand and borrowings from our existing credit facilities.

Effective with the fourth quarter, the Company’s reportable segments will be changed to Connected Frontline and Asset Visibility & Automation to align with how we operate our business to advance our strategy.

See Note 17, Subsequent Events in the Notes to Consolidated Financial Statements included in this report for additional information.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales:
Tangible products	$1,081	$1,019	$62	6.1%	$3,198	$2,931	$267	9.1%
Services and software	239	236	3	1.3%	723	716	7	1.0%
Total Net sales	1,320	1,255	65	5.2%	3,921	3,647	274	7.5%
Gross profit	634	613	21	3.4%	1,895	1,765	130	7.4%
Gross margin	48.0%	48.8%		(80) bps	48.3%	48.4%		(10) bps
Operating expenses	451	422	29	6.9%	1,334	1,248	86	6.9%
Operating income	$183	$191	$(8)	(4.2)%	$561	$517	$44	8.5%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
North America	$666	$628	$38	6.1%	$1,969	$1,839	$130	7.1%
EMEA	394	405	(11)	(2.7)%	1,252	1,204	48	4.0%
Asia-Pacific	163	132	31	23.5%	429	362	67	18.5%
Latin America	97	90	7	7.8%	271	242	29	12.0%
Total Net sales	$1,320	$1,255	$65	5.2%	$3,921	$3,647	$274	7.5%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	As a % of Net sales		September 27, 2025	September 28, 2024	As a % of Net sales
			2025	2024			2025	2024
Selling and marketing	$159	$151	12.0%	12.0%	$478	$449	12.2%	12.3%
Research and development	146	141	11.1%	11.2%	441	425	11.2%	11.7%
General and administrative	111	96	8.4%	7.6%	324	274	8.3%	7.5%
Amortization of intangible assets	25	29	NM	NM	74	80	NM	NM
Acquisition and integration costs	10	1	NM	NM	17	3	NM	NM
Exit and restructuring costs	—	4	NM	NM	—	17	NM	NM
Total Operating expenses	$451	$422	34.2%	33.6%	$1,334	$1,248	34.0%	34.2%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
Reported GAAP Consolidated Net sales growth	5.2%	7.5%
Adjustments:
Impact of foreign currency translations (1)	(0.2)%	0.3%
Impact of acquisitions (2)	(0.2)%	(0.2)%
Consolidated Organic Net sales growth (3)	4.8%	7.6%

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

Third quarter 2025 compared to third quarter 2024

Total Net sales increased by $65 million or 5.2% compared to the prior year quarter, reflecting growth in both of our segments. Our overall sales growth reflects improved demand in the North America, Asia-Pacific, and Latin America regions. Excluding the effects of currency changes and acquisitions, Consolidated Organic Net sales increased by 4.8%.

Gross margin decreased to 48.0% for the current quarter compared to 48.8% for the prior year, primarily due to unfavorable impacts of tariffs, net of mitigating actions, along with lower services and software margins. As compared to the prior year quarter, Gross margin improved in our AIT segment and declined in our EVM segment.

Operating expenses for the quarters ended September 27, 2025 and September 28, 2024 were $451 million and $422 million, or 34.2% and 33.6% of Net sales, respectively. Current quarter Operating expenses increased compared to the prior year quarter primarily due to higher share-based compensation expense related to improved expected attainment associated with performance-based share-based compensation awards.

Operating income was $183 million for the current quarter compared to $191 million in the prior year quarter. The decrease was due to higher Operating expenses, partly offset by higher Gross profit.

Total other expense, net decreased primarily due to foreign exchange losses in the prior year quarter and lower net interest costs associated with the company’s borrowings driven by rate favorability in the current year quarter.

The Company’s effective tax rates for the three months ended September 27, 2025 and September 28, 2024 were 36.5% and 8.1%, respectively. The increase in the effective tax rate was primarily due to increased taxes related to foreign earnings subject to U.S. taxation as a result of recently enacted U.S. tax legislation and U.S. state income taxes, partly offset by the release of certain Canadian valuation allowance reserves.

Net income and diluted earnings per share each decreased in the current quarter due to a higher income tax provision and lower Operating income, partly offset by lower Total other expense, net.

Year to date 2025 compared to Year to date 2024

Total Net sales increased by $274 million or 7.5% compared to the prior year period, reflecting growth in both of our segments associated with improved demand trends that began in the middle of 2024. Excluding the effects of currency changes and acquisitions, Consolidated Organic Net sales increased by 7.6%.

Gross margin slightly decreased to 48.3% compared to 48.4% for the prior year period, primarily due to unfavorable impacts of tariffs, net of mitigating actions, along with lower services and software margins, largely offset by volume leverage and favorable business mix. As compared to the prior year period, Gross margin improved in our AIT segment and declined in our EVM segment.

Operating expenses for the nine months ended September 27, 2025 and September 28, 2024 were $1,334 million and $1,248 million, or 34.0% and 34.2% of Net sales, respectively. Current year Operating expenses increased compared to the prior year period primarily due to higher employee and employee-related costs, including higher incentive compensation, part of which related to changes in share-based compensation eligibility provisions in the first quarter. These increases were partly offset by lower Exit and restructuring costs.

Operating income was $561 million for the current year period compared to $517 million in the prior year period. The increase was due to higher Gross profit, partially offset by higher Operating expenses.

Total other expense, net increased primarily due to non-recurring interest rate swap gains in the prior year and higher foreign exchange transaction losses in the current year, partly offset by lower net interest costs associated with the Company’s borrowings driven by rate favorability and higher interest income on cash equivalents in the current year.

The Company’s effective tax rates for the nine months ended September 27, 2025 and September 28, 2024 were 24.5% and 14.5%, respectively. The increase in the effective tax rate was primarily due to increased taxes related to foreign earnings subject to U.S. taxation as a result of recently enacted U.S. tax legislation and U.S. state income taxes, partly offset by the release of certain Canadian valuation allowance reserves.

Net income and diluted earnings per share each decreased compared to the prior year period due to a higher income tax provision, lower Operating income, and higher Total other expense, net in the current year.

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

Asset Intelligence & Tracking Segment (“AIT”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales:
Tangible products	$424	$382	$42	11.0%	$1,244	$1,115	$129	11.6%
Services and software	31	28	3	10.7%	91	84	7	8.3%
Total Net sales	455	410	45	11.0%	1,335	1,199	136	11.3%
Gross profit	230	199	31	15.6%	669	570	99	17.4%
Gross margin	50.5%	48.5%		200 bps	50.1%	47.5%		260 bps
Operating expenses	127	116	11	9.5%	383	338	45	13.3%
Operating income	$103	$83	$20	24.1%	$286	$232	$54	23.3%

AIT Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
AIT Reported GAAP Net sales growth	11.0%	11.3%
Adjustments:
Impact of foreign currency translations (1)	(0.4)%	0.3%
AIT Organic Net sales growth (2)	10.6%	11.6%

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

Third quarter 2025 compared to third quarter 2024

Total Net sales for AIT increased $45 million or 11.0% compared to the prior year quarter, primarily due to higher sales of printing products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 10.6%.

Gross margin increased to 50.5% in the current quarter compared to 48.5% for the prior year quarter, primarily due to favorable business mix and volume leverage.

Operating income increased 24.1% in the current quarter compared to the prior year quarter due to higher Gross profit, partly offset by higher Operating expenses.

Year to date 2025 compared to Year to date 2024

Total Net sales for AIT increased $136 million or 11.3% compared to the prior year period, primarily due to higher sales of printing and RFID products. Excluding the impact of foreign currency changes, AIT Organic Net sales increased by 11.6%.

Gross margin increased to 50.1% in the current year period compared to 47.5% for the prior year period, primarily due to favorable business mix and volume leverage along with lower inventory related charges.

Operating income increased 23.3% in the current year period compared to the prior year period due to higher Gross profit, partly offset by higher Operating expenses.

Enterprise Visibility & Mobility Segment (“EVM”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales:
Tangible products	$657	$637	$20	3.1%	$1,954	$1,816	$138	7.6%
Services and software	208	208	—	—%	632	632	—	—%
Total Net sales	865	845	20	2.4%	2,586	2,448	138	5.6%
Gross profit	404	414	(10)	(2.4)%	1,226	1,195	31	2.6%
Gross margin	46.7%	49.0%		(230) bps	47.4%	48.8%		(140) bps
Operating expenses	289	272	17	6.3%	860	810	50	6.2%
Operating income	$115	$142	$(27)	(19.0)%	$366	$385	$(19)	(4.9)%

EVM Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	September 27, 2025	September 27, 2025
EVM Reported GAAP Net sales growth	2.4%	5.6%
Adjustments:
Impact of foreign currency translations (1)	(0.1)%	0.3%
Impact of acquisitions (2)	(0.3)%	(0.3)%
EVM Organic Net sales growth (3)	2.0%	5.6%

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

Third quarter 2025 compared to third quarter 2024

Total Net sales for EVM increased $20 million or 2.4% compared to the prior year quarter, primarily due to higher sales of mobile computing products, partly offset by lower data capture products. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales increased by 2.0%.

Gross margin decreased to 46.7% in the current quarter compared to 49.0% for the prior year quarter, primarily due to unfavorable impacts of tariffs, net of mitigating actions, along with lower services and software margins.

Operating income for the current year period decreased by 19.0% compared to the prior year quarter due to higher Operating expenses and lower Gross profit.

Year to date 2025 compared to Year to date 2024

Total Net sales for EVM increased $138 million or 5.6% compared to the prior year period, primarily due to higher sales of mobile computing and data capture products. Excluding the impacts of foreign currency changes and acquisitions, EVM Organic Net sales increased by 5.6%.

Gross margin decreased to 47.4% in the current year period compared to 48.8% for the prior year period, primarily due to unfavorable impacts of tariffs, net of mitigating actions, along with lower services and software margins.

Operating income for the current year decreased by 4.9% compared to the prior year period due to higher Operating expenses, partly offset by higher Gross profit.

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

	Nine Months Ended
Cash flow provided by (used in):	September 27, 2025	September 28, 2024	$ Change
Operating activities	$560	$707	$(147)
Investing activities	(121)	(42)	(79)
Financing activities	(286)	(127)	(159)
Effect of exchange rates on cash balances	(1)	—	(1)
Net change in cash and cash equivalents, including restricted cash	$152	$538	$(386)

The change in our cash and cash equivalents balance during the nine months ended September 27, 2025 compared to the prior year was primarily due to the following:

•$147 million decrease in net operating cash inflows primarily due to larger reductions in inventory in the prior year, higher employee incentive compensation payments in the current year, and cash receipts from the settlements of terminated interest rate swap agreements in the prior year. These items were partly offset by favorable timing of customer collections.

•$79 million increase in net investing cash outflows primarily due to cash payments for the acquisition of Photoneo and higher capital expenditures.

•$159 million increase in net financing cash outflows primarily due to higher share repurchases in the current year, partially offset by net debt repayments in the prior year as well as the timing of transactions associated with servicing factored receivables.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	September 27, 2025	December 31, 2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Receivables Financing Facility	108	108
Total debt	$2,183	$2,183
Less: Debt issuance costs	(8)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(66)	(79)
Total long-term debt	$2,107	$2,092

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity on May 25, 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of September 27, 2025, the Term Loan A interest rate was 5.42%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of September 27, 2025, the Company had letters of credit totaling $10 million, which reduced funds available for borrowings under the Revolving Credit Facility from $1,500 million to $1,490 million. As of September 27, 2025 and December 31, 2024, there were no borrowings under the Revolving Credit Facility. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of September 27, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of September 27, 2025, the Company’s Consolidated Balance Sheets included $715 million of gross receivables that were pledged under the facility. As of September 27, 2025, $108 million had been borrowed and was classified as non-current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of September 27, 2025, the facility had an average interest rate of 5.21%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

Receivables Factoring
The Company has a Receivables Factoring arrangement, pursuant to which certain receivables originated from the EMEA and Asia-Pacific regions up to a maximum of €150 million are sold to a bank without recourse in exchange for cash. Such transfers are accounted for as sales and the related receivables are removed from the Company’s balance sheet. The Company does not maintain any beneficial interest in the receivables sold. The Company services the receivables on behalf of the bank, but otherwise maintains no significant continuing involvement with respect to the receivables. Sale proceeds that are representative of the fair value of factored receivables, less a factoring fee, are reflected in Cash flows from operating activities on the Consolidated Statements of Cash Flows, while sale proceeds in excess of the fair value of factored receivables are reflected in Cash flows from financing activities on the Consolidated Statements of Cash Flows.

As of both September 27, 2025 and December 31, 2024, there were a total of $28 million of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $60 million and $51 million of obligations that were not yet remitted to the bank as of September 27, 2025 and December 31, 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

During the first nine months of 2025, the Company repurchased 960,889 shares of common stock for approximately $284 million. As of September 27, 2025, the Company has cumulatively repurchased 1,500,463 shares of common stock for approximately $438 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of approximately $562 million. Subsequent to the quarter ended September 27, 2025, the Company has repurchased 85,458 shares of common stock for approximately $25 million through October 21, 2025.

Significant Customers

End-users of our offerings are diversified across a wide variety of industries. We have three customers, who are distributors of the Company’s offerings, that individually accounted for more than 10% of our Net sales for the periods presented. In the aggregate, the approximate percentage of our segment and Company total Net sales attributable to these customers was as follows:

	Nine Months Ended
	September 27, 2025			September 28, 2024
	AIT	EVM	Total	AIT	EVM	Total
Significant customers as a % of Net sales	21%	39%	60%	18%	38%	56%

These customers accounted for 60% of accounts receivable as of September 27, 2025. No other customer accounted for more than 10% of total Net sales during the period ended September 27, 2025.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for the Company’s fiscal December 31, 2025 year-end and will not have an impact on our results of operations, cash flows, or financial condition.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged while estimating the expected credit losses on accounts receivables and contract assets. This ASU will be effective for the Company beginning in 2026, with early adoption permitted. While we are currently assessing the impact of this ASU, we do not expect it to have a significant impact to the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the criteria for capitalizing internal-use software development costs. This ASU will be effective for the Company beginning in 2028, with early adoption permitted. While we are currently assessing the impact of this ASU, we do not expect it to have a significant impact to the Company’s consolidated financial statements.

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
There were no material changes in the Company’s market risk during the quarter ended September 27, 2025. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of September 27, 2025. Based on this assessment and those criteria, our management believes that, as of September 27, 2025, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended September 27, 2025, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2024, other than as described below.

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
•Managing impacts of government shutdowns or disruptions, including any adverse effects due to limited government funding and services, such as import and export clearance, regulatory approvals or visa processing;
•Managing our international operations;
•Managing the cost of labor including any union organizing efforts and our responses to such efforts; and
•Attracting, developing and retaining individuals with the requisite technical expertise to develop new technologies and introduce new offerings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended September 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
June 29, 2025 - July 26, 2025	—	$—	—	$596
July 27, 2025 - August 23, 2025	65,519	306.84	65,519	576
August 24, 2025 - September 27, 2025	46,345	309.97	46,345	562
Total	111,864	$308.13	111,864	$562

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of September 27, 2025, the Company has cumulatively repurchased 1,500,463 shares of common stock for approximately $438 million, resulting in a remaining amount of share repurchases authorized under the May 2022 program of approximately $562 million.

Item 5.	Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 27, 2025.

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

101
The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended September 27, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: October 28, 2025	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: October 28, 2025	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer