Form 10-K
period 2025-12-31
ZEBRA TECHNOLOGIES CORP
filed 2026-02-12
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, June 28, 2025, was $15.5 billion.
As of February 5, 2026, there were 49,191,704 shares of Class A Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
Certain sections of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2026, are incorporated by reference into Part III of this report, as indicated herein. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2025

PART I
References in this document to “the Company,” “we,” “us,” or “our” refer to Zebra Technologies Corporation and its subsidiaries, unless the context specifically indicates otherwise.
Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “expect,” “believe,” “intend,” “estimate,” “will,” “plan,” “goal,” “target,” and “strategy” and similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. Actual results may differ materially from those expressed or implied by forward-looking statements. Any forward-looking statements represent the Company’s views only as of the date of this report and should not be relied upon as representing the Company’s views as of any subsequent date. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the first quarter and full year of 2026. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products, services, and software solutions and competitors’ offerings and the potential effects of emerging technologies and changes in customer requirements,
•The effect of global market conditions, including in North America, Europe, Middle East, and Africa (“EMEA”), Latin America, and Asia-Pacific regions in which we do business,
•The impact of changes in foreign exchange rates, customs duties and trade policies due to the large percentage of our sales and operations being outside the U.S.,
•Our ability to effectively manage manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components, and our ability to provide services, software, and products to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•Our ability to attract, retain, develop, and motivate key personnel,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business, our customers or our contracted third parties,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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

We design, manufacture, and sell a broad range of AIDC offerings, including: mobile computers, barcode scanners and imagers, RFID readers, specialty printers for barcode labeling and personal identification, real-time location systems (“RTLS”), related accessories and supplies, such as labels and other consumables, and related software applications. We also provide machine vision and self-serve touchscreen solutions; a full range of services, including maintenance, technical support, repair, managed and professional services; as well as cloud-based software subscriptions. End-users of our offerings include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, hospitality, public sector, and other industries. We operate in 129 facilities with approximately 10,700 employees worldwide. We provide our offerings globally through a direct sales force and an extensive network of over 10,000 channel partners, operating in 179 countries.

We continue to evolve and advance our vision: frontline operations everywhere are digitized, automated and intelligent. Through continual innovation, we have expanded beyond the traditional AIDC market to transform activities such as factory production, packages moving through a supply chain, retail shopping, the hospital patient journey, restaurant self-service, and first responders addressing public safety and emergency situations. Data from enterprise assets, including status, condition, location, utilization, and preferences, is analyzed in the cloud to provide prioritized actionable insights and optimize activities.

The need to transform workflows is being driven by secular trends in technology, which include the creation of digital twins, cloud-based data analytics, automation, mobility, computer vision, artificial intelligence and machine learning. This transformation is powered by the proliferation of smart, connected devices that exchange an increasingly broad set of information in real time, enabling intelligent and responsive physical environments. The continued rapid growth of mobile computing devices and application software is also significantly expanding use cases throughout enterprises and supply chains. With these expanded capabilities, end-users can consume and act upon dynamic enterprise data and information anytime and anywhere. Additionally, artificial intelligence is further streamlining frontline workflows by providing insights and delivering actions using on-device vision, audio, location and RFID to automate parts of traditional workflows. Leveraging a combination of on-device and cloud-based AI, smart context-aware software companions are beginning to augment worker productivity, providing real-time assistance to get work done more quickly and accurately. Additionally, computer and machine vision technology, which enables the automatic extraction and understanding of useful information from a digital image or video, provides a key element in many of our offerings.
Operations and Technologies
In the fourth quarter of 2025, the Company’s reportable segments changed to Connected Frontline (“CF”) and Asset Visibility and Automation (“AVA”). The CF segment consists of our mobile computing products, and related services and software-based offerings that were formerly part of our Enterprise Visibility & Mobility (“EVM”) segment. The AVA segment consists of our barcode and card printing products and related supplies and sensors, RFID and RTLS offerings, and related services that collectively represented our former Asset Intelligence & Tracking (“AIT”) segment, as well as our data capture, and machine vision offerings and related services that were formerly part of our EVM segment. This change aligns with how we are operating our business to advance our strategy.

Acquisitions
Elo: On September 30, 2025, the Company acquired Elo Holdings, Inc. (“Elo”) for $1,303 million in cash, net of Elo’s cash on-hand. Elo is an innovator of solutions that engage customers, enhance self-service, and accelerate automation across a wide range of end markets. Through its acquisition, the Company expanded its portfolio of self-service and consumer-facing workflow offerings. The operating results of Elo are included in the CF segment.

Photoneo: On February 28, 2025, the Company acquired Photoneo for $62 million in cash, net of Photoneo’s cash on-hand. Photoneo is a leading developer and manufacturer of 3D machine vision offerings. Through its acquisition, the Company expanded its machine vision offerings across several industries. The operating results of Photoneo are included in the AVA segment.

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.

Connected Frontline
The Connected Frontline segment is focused on unifying teams, customers, and AI agents to deliver enhanced frontline experiences. This segment brings together solutions that empower frontline workers with the information and tools they need to make smarter decisions and improve customer service. Principal product categories within the Connected Frontline segment include:

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

Elo: Recently acquired leader in technology solutions for customer-facing frontline workflows that modernize point-of-sale, streamline self-service & payment experiences, automate kitchen/industrial workflows, and optimize production and process management. Our offerings include a wide range of industry tailored solutions including point-of-sale solutions, self-serve kiosks and interactive touchscreen displays.

Workflow optimization solutions: We provide a portfolio of offerings that help our customers improve the agility and productivity of key workflows by analyzing and acting on operational data in real-time. Our primary focus is on frontline workers in Zebra’s end markets, including retail, transportation and logistics, manufacturing, and healthcare. Our workflow optimization solutions include software-based offerings, which include workforce management, workflow execution and task management, communication and collaboration-based offerings, demand-sensing, price optimization, and prescriptive analytics. These offerings are typically delivered through cloud-based software subscriptions and leverage big data, artificial intelligence, and mobile and web applications to provide customers with real-time visibility and actionable insights about their business. By analyzing labor, inventory, transactional and real-time situational data, these offerings are able to forecast demand, prescribe actions, schedule workers, and enhance collaboration. We are leveraging artificial intelligence to automate the detailed generation of tasks within complex workflows, bring knowledge and product companions to workers and deliver conversational interfaces that power our overall frontline experience. Our software-based offerings are available with multiple service levels, often contracted through multi-year service agreements. We also provide managed service offerings comprised of software and hardware bundled together, which include a range of physical inventory management offerings for retail, including offerings for full store physical inventories, cycle counts, and analytics.

Services: We provide a comprehensive range of professional, managed, and maintenance services to support our customers throughout the entire product lifecycle. Our offerings include cloud-based subscriptions with multiple service levels, typically contracted through multi-year service agreements. Our professional and managed services are designed to help customers design, test, and deploy our offerings, as well as manage their mobility devices, software applications, and workflows. These services include the configuration and staging of products, design, testing, and deployment support, as well as the management of mobility devices, software applications, and workflows. Our maintenance and support services include a full suite of maintenance, technical support, and repair services to ensure our products continue to operate at peak performance. These services include ongoing maintenance and updates, technical support and repair and recycling services. Our services are available directly from us or through our global network of partners.

Asset Visibility and Automation
The Asset Visibility and Automation segment provides solutions that track critical assets and automate workflows to provide the real-time, data-driven insights necessary to optimize supply chains, manufacturing, and logistics. The principal product categories include:

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

Data Capture, Fixed Industrial Scanning, and Machine Vision: We design, manufacture, and sell barcode scanners, fixed industrial scanners, and industrial machine vision cameras. Our portfolio of scanners includes laser scanning and imager products in a variety of form factors, including fixed, handheld, and embedded original equipment manufacturer (“OEM”) modules. Our scanners incorporate a range of technologies including area imagers, linear imagers, and lasers, as well as read linear and two-dimensional barcodes. They are used in a broad range of applications, ranging from supermarket checkouts to optimization in warehouses to patient management in hospitals. The design of these offerings reflects the diverse needs of these markets, with different ergonomics, multiple communication protocols, and varying levels of ruggedness. Our fixed industrial scanning products automatically track and trace items that move from production through distribution. Our industrial machine vision platform-independent AI-enabled software, software development kits, smart cameras, vision controllers, frame grabbers, input/output cards, and 3D sensors capture, inspect, assess, and record data from industrial vision systems in factory automation, semiconductor inspection, pharmaceutical packaging, food & beverage, among other use cases. We also provide related software and accessories for these offerings.

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

Supplies and Sensors: We produce and sell stock and customized thermal labels, wristbands, receipts, ribbons, plastic cards, and RFID tags suitable for use with our printers, as well as wristbands for use in laser printers. We support our printing products, resellers, and end-users with an extensive line of superior quality, high-performance supplies optimized to a particular end-user’s needs, such as chemical or abrasion resistance, extreme temperature environments, exceptional image quality, or long life. We promote the use of supplies with our printing equipment. Our supplies business also includes electronic sensors and temperature-monitoring labels which incorporate chemical indicators designed to change color upon exceeding predefined time and/or temperature thresholds, used in vaccine distribution and other use cases in healthcare and food safety.

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

Our Competitive Strengths

The following are core competitive strengths that we believe enable us to differentiate ourselves from our competitors:

An industry leader focused on digitizing and automating operations, and improving enterprise workflows on the frontline
We are focused on the key complementary technology offerings that automate operations and drive improved enterprise workflows on the frontline, including mobile computing, self-service touchscreens, barcode and card printing, data capture, RFID, fixed industrial scanning, machine vision, and workflow optimization solutions, along with related software, services, and accessories. Our leadership position enables us to work with and support customers globally, in a variety of industries, who are focused on implementing leading-edge offerings.

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

Highly diversified business mix
We are highly diversified across business segments, end markets and geographies. Additionally, we have strong recurring business in services, supplies and sensors, and software driven by an extensive global installed base of purpose-built offerings.
Global reach and brand
We sell to customers directly and through our network of channel partners around the world. In 2025, we refreshed our brand to further differentiate ourselves in the marketplace and position us for growth in the coming years. Our presence gives us the ability to serve our customers globally. In addition, we maintain strong brand recognition with a positive reputation in the industry as a trusted and strategic partner known for delivering high quality offerings that are reliable and durable.

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

Our Business Strategies
Leverage our market leadership position and innovation to profitably grow our core business
We expect to drive revenue growth by continuing to outpace our competition in our core businesses, including mobile computing, data capture, thermal barcode printing, and services. We expect to achieve this by leveraging our broad portfolio of offerings and product innovation and continuing to be a strategic partner to end customers. We also expect to drive growth by capitalizing on technology transitions occurring in the industry, including transitions to WiFi 7, the 5th generation mobile network (5G) and Android™ operating system in mobile computing and transitions in data capture to technologies involving 2D and 3D imaging and RFID, among others. This includes increased focus on market segments and geographies that offer share-gain opportunities. In addition, we plan to leverage our market-leading installed base to accelerate growth in attach-oriented offerings, including services, supplies and sensors, accessories, and software applications. Our global channel partner network is vital to helping us achieve these goals. As such, we will ensure that we provide the necessary value and support for our partners to be successful.

Advance our vision
Our vision is for frontline operations everywhere to be digitized, automated, and intelligent. We believe that key technology trends, including digital twins, cloud computing, and artificial intelligence, are fundamentally transforming our customers' businesses and our industry. These trends present significant opportunities for us to create value. We plan to capitalize on these trends by providing end-to-end solutions that deliver asset visibility and intelligent operations. Our offerings integrate smart-connected sensors, RFID, and advanced software to provide actionable, data-driven insights. As the foundation for intelligent operations, we empower our customers to optimize workflows, enhance decision-making, and improve business outcomes in an increasingly dynamic environment. We will continue to invest in technologies that connect the frontline, provide real-time visibility, and enable automation, which we believe will drive our competitive differentiation and elevate our position as a solutions provider.

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

Competition
We operate in a highly competitive environment. The need for companies to improve productivity and implement their strategies, as well as the secular trends around artificial intelligence, cloud computing, automation, and mobility, are some of the factors that are creating growth opportunities for established and new competitors.

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

Data Capture, Fixed Industrial Scanning, and Machine Vision: Competitors that provide a broad portfolio of barcode scanning products and related services that are suitable for most global market applications include Datalogic, Honeywell and Newland. Competitors in our fixed industrial scanning and machine vision business include Cognex, Keyence, and SICK.

Mobile Computing: Competitors in mobile computing and related services include companies that have historically served enterprises with ruggedized devices. For some applications, we compete with companies that provide tablets and smart phones. Competitors include: Datalogic, Honeywell, Panasonic and Urovo.

Point-of-Sale, Self-Checkout, Payment Solutions, Self-Service Kiosks, and Interactive Displays: We compete with many companies in one or more of these related categories including Acrelec, Diebold Nixdorf, HP, Toshiba TEC, VeriFone.

RFID and RTLS Offerings: We compete with numerous companies operating in this market including Chainway, Impinj, Invengo, JADAK, Rodinbell, TSC and Ubisense.

Supplies and Sensors: The supplies industry is highly fragmented with competition comprised of numerous companies of various sizes around the world.

Workflow optimization solutions: Competitors include software providers to the retail industry.

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

Our Net sales to significant customers as a percentage of the Company’s total Net sales were approximately:

	Year Ended December 31, 2025
	2025	2024	2023
Customer A	29%	21%	18%
Customer B	15%	19%	14%
Customer C	15%	14%	12%

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

Marketing: Our marketing function aligns closely with sales, customer success and product management to promote our offerings to address the needs of our customers. Marketing is responsible for leading strategic cross-functional practices which benefit the broader organization including pricing, enterprise analytics, customer experience, market sizing, brand strategy and channel strategy. From a more traditional sense, the marketing organization is also comprised of regional marketing teams that interface closely with customers, partners, and sellers; as well as teams that support external communications, offering marketing, digital marketing, marketing operations, and business intelligence functions.

Manufacturing and Outsourcing
Final assembly of our hardware products is performed by third parties, including electronics manufacturing services companies (“EMSs”) and joint design manufacturers (“JDMs”). Our products are produced in facilities primarily located in the Asia-Pacific region (China, Malaysia, Vietnam, and Taiwan) and Mexico. The EMSs and JDMs produce our products to our design specifications. We maintain control over portions of the supply chain, including supplier selection and price negotiations for key components. The manufacturers generally purchase all the components and subassemblies used in the production of our products. Our products are shipped to regional distribution centers, operated by third-party logistics providers or the Company. A portion of products are reconfigured at the distribution centers through firmware downloads, packaging, and customer specific customization before they are shipped to customers. In addition, certain products are manufactured in accordance with procurement regulations and various international trade agreements and remain eligible for sale to the U.S. government.

Production facilities for our supplies and sensors products are located in the U.S., Mexico, and Europe. We also supplement our in-house supplies and sensors production capabilities with third-party manufacturers, principally located in Asia-Pacific.

Repair services for our products are performed by either our own operations or through third parties, with repair service hubs located in each of the regions in which we serve our customers.
Research and Development
The Company devotes significant resources to developing innovative offerings for our target markets and ensuring that our offerings maintain high levels of reliability and provide value to end-users. Research and development expenditures for the years ended 2025, 2024 and 2023 were $593 million, $563 million and $519 million, or 11.0%, 11.3% and 11.3% of Net sales, respectively. Worldwide, we have employed approximately 2,790 engineers and innovation and design experts, who, along with contractors, are focused on strengthening and broadening our extensive portfolio of offerings.

Intellectual Property
We rely on a combination of trade secrets, patents, trademarks, copyrights, and contractual rights to establish and protect our innovations, and hold a large portfolio of intellectual property rights in the U.S. and other countries. As of December 31, 2025, the Company owned approximately 1,850 trademark registrations and trademark applications, and approximately 8,000 patents and patent applications, worldwide.

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

Human Capital
As of December 31, 2025, the Company had approximately 10,700 employees globally, with a majority in sales and technical roles. Our employees work in 57 countries with 44% of our employee population residing in the U.S.

The Company is committed to attracting, developing, and retaining talent to enable our strategic vision and purpose. This commitment directly shapes our approach to fostering a culture of belonging and advances employee engagement. It is Zebra’s policy to provide equal employment opportunities to all applicants and employees. Our vision is to leverage the workforce where employees can bring their best selves to work, and to be a workspace where all employees are seen, heard, valued and respected. We believe this increases Zebra’s innovation.

We believe that our strong Company culture is a key contributor to our success. Following the refresh of Zebra’s values (Lead through Innovation; Deliver Excellence with Agility; Think and Act Customer First; Succeed as One; and Make a Positive Impact) in 2023, we launched our culture reinvigoration campaign in 2024. The campaign’s action-based workshop, experienced virtually or in-person, provides employees with an opportunity to learn and share experiences relating to the importance of Zebra’s culture and values. As of the end of 2025, more than 90% of global employees have attended the workshop. Employee engagement within the Company is consistently high and measures above relevant benchmarks for technology companies. Furthermore, as recognition of the Company’s strong culture and commitment to its employees, Zebra continued to be ranked on Newsweek’s list of Global Most Loved Workplaces and on Fast Company’s list of the Best Workplaces for Innovators in 2025.

The well-being of Zebra’s employees remains a core focus, and we have benefits reflecting this commitment, including zDay, (a paid, Company-wide day off for all eligible Zebra employees), summer hours, and Focus Fridays (which encourage meeting-free time on Friday afternoons).

Talent Development

Zebra is committed to creating an environment that fosters continuous learning. We believe that effective career development happens when employees and managers have open discussions regarding their development plans and how best to use Zebra’s resources to support their learning and career growth. These resources include the Zebra Education Network, an online learning platform available to all employees offering a wide variety of learning content that employees can connect to their individual development plans. In 2025, Zebra also launched a new annual global learning series entitled “Development Days...Learn, Grow, Succeed,” which focused on in-person and virtual learning for all employees globally.

Zebra’s Global Learning and Leadership Roadmap outlines our development programs and is supplemented through various functional and business unit offerings, focused on functional development needs. The roadmap invites all employees to participate in their development at any stage of their career. New employees complete our Foundations course where they learn about Zebra, our vision, purpose, culture, values, and available resources, all taught through hands-on experiences and interactive presentations. Employees who are new to leading people can complete our Leadership Essentials, Coaching Your Team and Mastering Development Conversations courses, which are designed to foster their leadership and management skills.

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

Community Engagement and Philanthropy

We have established partnerships with external organizations to forge meaningful relationships within the communities where Zebra operates and have closely tied our outreach strategy with our work in these communities.

Our employees actively participate in volunteering activities, supported through our Zebra Gives programs. We create opportunities for worldwide employee participation while promoting and supporting localized efforts for individuals and teams.

The mission of our philanthropic and volunteer activities is to help improve the local communities where we live and work through the contribution of our time and resources. We take a comprehensive approach in engaging Zebra’s global talent and resources to make investments and create partnerships in these four priority areas: Science, Technology, Engineering and Math (STEM), Education, Healthcare and Disaster Relief.

Regulatory Matters
Wireless Regulatory Matters
Our business is subject to certain wireless regulatory matters. The use of wireless voice, data, and video communications systems requires radio spectrum, which is regulated by government agencies throughout the world. In the U.S., the Federal Communications Commission (“FCC”) and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by commercial entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union. We manufacture and market products to be used in spectrum bands already made available by regulatory bodies, including voice and data infrastructure, mobile radios, and portable or hand-held devices. Consequently, our results of operations could be positively or negatively affected by the rules and regulations adopted from time-to-time by the FCC, NTIA, or regulatory agencies in other countries. Our products operate both on the licensed and unlicensed spectrum. The availability of additional radio spectrum may provide new business opportunities, and consequently, the loss of available radio spectrum may result in the loss of business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some products so they can continue to operate as expected. See Item 1A, Risk Factors for additional information regarding risks relating to wireless regulatory matters.
Other Regulatory Matters
Some of our operations use substances regulated under various federal, state, local, and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and waste and the cleanup of contaminated sites. Certain products are subject to various federal, state, local, and international laws governing chemical substances in electronic offerings. During 2025, compliance with U.S. federal, state and local, and foreign laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect on our business or results of operations.

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
•Managing logistical challenges common to complex, expansive international operations;
•Managing impacts of government shutdowns or disruptions, including any adverse effects due to limited government funding and services, such as import and export clearance, regulatory approvals or visa processing;
•Managing our organizational structure and workforce challenges, and ensuring a cohesive company culture among our employees;
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

Inability to consummate future acquisitions at appropriate prices could negatively impact our growth rate and stock price. Our ability to expand revenues, earnings, and cash flow may be affected in part by our ability to identify and successfully acquire and integrate businesses at appropriate prices and to realize anticipated synergies. Acquisitions can be difficult to identify and consummate due to competition among prospective buyers and the need to satisfy applicable closing conditions and obtain antitrust and other regulatory approval on acceptable terms. Macroeconomic factors, such as rising inflation and interest rates, capital market volatility, etc., could negatively influence our future acquisition opportunities.

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
•Disruptions in our business due to difficulties integrating and reorganizing operations, offerings, systems, networks, supply chains, technologies and personnel;
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

On September 30, 2025, the Company acquired Elo Holdings, Inc. (“Elo”) for a purchase price of approximately $1.3 billion, a transaction that is significant in size, representing approximately 9% of the Company’s market capitalization on such date. This acquisition substantially increased the Company’s goodwill and other intangible assets, which could become impaired and result in material non-cash charges if we fail to achieve the expected operating results and cash flows. The Company may not be able to successfully integrate Elo's business operations and personnel and to realize the anticipated growth opportunities and cost synergies, and the integration process may divert management's attention from other business priorities. Failure to successfully manage these and other risks associated with this acquisition, including those outlined above, may have a material adverse effect on our business and operating results.

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

Cybersecurity incidents can take a variety of forms including unintentional events as well as deliberate attacks by individuals, groups and sophisticated organizations, such as state sponsored organizations or nation-state actors. We rely on third-party vendors for certain services, which may require them to access our employee and/or customer data. While our Third-Party Risk Management (TPRM) program is designed to assess and mitigate these risks, a failure of such a vendor's security controls could lead to unauthorized data access or misuse. Any such cybersecurity incident or misuse of our employees’ or customers’ data may lead to a material disruption of our core business systems, the loss or corruption of confidential business information, and/or the disclosure of personal data that in each case could result in an adverse business impact as well as possible damage to our brand. This could also lead to a public disclosure or theft of private intellectual property and a possible loss of customer confidence. In addition, any failure on the part of one of our contract manufacturers, distributors or resellers to maintain the security of its systems or data, including via the penetration of their network security or ransomware, could result in business disruption to us and damage to our reputation.

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

Defects, errors, or bugs in our offerings, or in third-party components or software included in our offerings, could result in liability, reputational harm, and significant costs. Our products may contain actual or apparent design or manufacturing defects, not only in our own designed products but also in components of our products provided by third-party suppliers. Our software, third-party software included in our offerings, or servers and infrastructure upon which our offerings rely may contain undetected defects, errors, or bugs. We have been and may continue to be subject to product liability claims, including for property or economic damages or personal injury, where damages arose from our products as a result of actual or apparent design or manufacturing defects. Although we have not suffered significant harm from any defects, errors, or bugs in our offerings, we may discover significant defects, errors, or bugs in the future that we may not be able to correct or to correct in a timely manner. We seek to limit these risks through insurance protection, product design, manufacturing quality control processes, product testing, and contractual indemnification from suppliers. However, given the growing size of our installed base and the number of applications in which our offerings are used, any future actual or alleged design or manufacturing defects, errors, or bugs may result in: product recalls; delays in, or loss of market acceptance of, our offerings; inability to deliver our offerings; diversion of resources; injury to our reputation; increased service, warranty, and legal costs; and payment of damages. Any of these events may have a material adverse effect on our financial results.

Our business success depends on our ability to attract, retain, develop and motivate key personnel. Our business and results of operations could be adversely affected by increased competition for highly skilled employees, higher employee turnover, or increased compensation and benefit costs. The future success of the Company is substantially dependent on the continued services and contributions of key personnel, including senior management and other highly skilled employees. The experience, industry knowledge, and skill sets of our employees materially benefit our operations and performance, and the ability to attract, retain, develop, and motivate highly skilled employees is important to our long-term success. Skilled employees in our industry are in high demand and competition for their experience and skill sets is intense. The incentives and benefits we have available to attract, retain, and motivate employees may become less effective as employees seek new or different opportunities based on factors such as compensation, benefits, mobility, and flexibility that are different from what we offer. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain, develop, or motivate key personnel in the future. Any disruption in the services of key personnel, including those resulting from succession planning challenges, may have a material adverse effect on our business and results of operations.

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

Large, multi-year, and fixed-price contracts may expose the Company to risks that could lead to losses and adversely affect our business. We enter into large, multi-year contracts with our customers, some of which are on a fixed-price basis, that could subject us to financial risks if we fail to properly estimate our costs. Because many of these contracts involve new technologies and applications, require us to engage subcontractors, and span multiple years, our initial cost estimates are subject to unforeseen events. These events, which include technological difficulties, fluctuations in the price of raw materials, challenges with our subcontractors or suppliers, and significant increases in inflation, may cause cost overruns and result in such contracts becoming less favorable or even unprofitable. In addition to risks related to cost estimation, these contracts may expose the Company to other challenges including technological risks, when contracts involve new technology, and cybersecurity risks, especially in offerings or managed services contracts that process personal data. Furthermore, the recovery of front-loaded costs incurred on long-term managed services and software-based offerings contracts is dependent on the continued viability of our customers. The insolvency of a customer could result in collectability risk of outstanding trade receivables, and/or a loss of anticipated future revenue attributable to that program or offering. Such contracts’ financial, technological, and cybersecurity risks could have an adverse impact on the Company’s profitability and financial results.

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

We have outsourced portions of certain business operations, such as repair, distribution, engineering services, and information technology services and may outsource additional business operations, which limits our control over these business operations and exposes us to additional risk as a result of the actions of our outsource partners. We are not able to directly control certain business operations that we outsource. Our outsource partners may not prioritize our business over that of their other customers and they may not meet our desired level of service, cost reductions, or other metrics. As many of our outsource partners operate outside of the U.S., our outsourcing activity exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our outsource partners. Once a business activity is outsourced, we may be contractually prohibited from, or may not practically be able to, bring such activity back within the Company or move it to another outsource partner. Further, from time-to-time we have, and in certain instances will continue to, transition our outsourced operations to new outsource partners and/or to different geographies. Such transition activities between new or existing outsource partners or across different geographies, as well as insourcing activities, could result in additional cost, time and management attention in order to effectively manage the transition, which could negatively impact our financial results.

We rely on our channel partner network to sell many of our offerings, and failure of channel partners to effectively bring our offerings to market may negatively affect our results of operations and financial results. In addition to our own sales force, we provide our offerings through our global channel partner network of distributors, VARs, ISVs, direct marketers, and OEMs who may also market other offerings that compete with ours. Failure of one or more of these channel partners to effectively promote our offerings could affect our ability to bring offerings to market and have a negative impact on our results of operations. Changes to our channel program may cause some of our channel partners to exit the program due to modifications to the program structure, which may reduce our ability to bring offerings to market and could have a negative impact on our results of operations.

Our channel partners could also face additional costs or credit concerns resulting from an uncertain economic environment that would cause such parties to reduce purchases of our offerings, thereby causing a negative impact on our financial results. Some of our channel partners are smaller and more likely to be impacted by a significant decrease in available credit that could result from a weakness in the financial markets. If credit pressures or other financial difficulties result in insolvency for channel partners and we are unable to successfully transition end-customers to purchase our offerings from other channel partners or from us directly, it may cause, and in some cases has caused, a negative impact on our financial results.

Final assembly of certain of our hardware products is performed by third party electronics manufacturers, including EMSs and JDMs. We may be dependent on such electronics manufacturers as a sole-source of supply for the manufacture of such products. A failure by such electronics manufacturers to provide manufacturing services to us as we require, or any disruption in such manufacturing services up to and including a catastrophic shut-down, may adversely affect our business results. Because we rely on these electronics manufacturers to manufacture certain of our hardware products, we may incur increased business continuity risks. We are not able to exercise direct control over the assembly or related operations of certain of our products. If these electronics manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer demand, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such electronics manufacturers continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming. We have taken actions to diversify, and may take additional actions to diversify in the future, our product sourcing footprint. Such actions have resulted and may again result in additional costs.

Failure of our suppliers, subcontractors, outsource partners, channel partners, and electronics manufacturers to use acceptable legal or ethical business practices could negatively impact our business. We require our suppliers, subcontractors, outsource partners, channel partners, and electronics manufacturers to operate in compliance with applicable laws, rules, and regulations, including those regarding working conditions, employment practices, environmental compliance, anti-corruption, and trademark and copyright licensing. However, we do not control these parties’ labor and other business practices. If one of these parties violates labor or other laws, or implements labor or other business practices that are regarded as unethical, negligent, or reckless, operations could be disrupted, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated, and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights, or patents, legal action could be taken against the Company that could impact the salability of our offerings, and expose us to financial obligations to a third party. In some cases, our outsource partners’ actions may result in our being found to be in violation of laws or regulations, such as import or export regulations. Any of these events could have a negative impact on our sales and results of operations.

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

In addition, our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, not afford us with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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

Increased public awareness and worldwide focus on environmental and climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions, and may result in more international, federal or regional requirements or industry standards to reduce or mitigate global warming. Environmental, Social, and Governance (“ESG”) requirements and other increased regulation of climate change concerns could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

From time to time, we create and publish voluntary disclosures regarding ESG matters. Identification, assessment, and disclosure of such matters is complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances. However, if our ESG practices or business portfolio do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, supplier, business partner, or acquiror could be negatively impacted. In addition, certain ESG matters are becoming less “voluntary” as regulators propose and adopt regulations regarding ESG matters, including, but not limited to climate change-related matters. As we are subject to increased regulatory requirements, we could experience increased compliance-related costs and risks, including potential enforcement and litigation. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.

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

The Chief Information Officer (“CIO”) is a peer to the CSO, also reports to the CFO. The CIO and CSO partner to define and execute the Company’s cybersecurity strategy, with the CIO’s organization responsible for executing cybersecurity risk mitigation plans. Zebra’s current CIO was appointed to the role in 2022 and has nearly 20 years of experience in managing IT functions.

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

•Technical Safeguards – The Company utilizes various tactics for cybersecurity threat protection. We periodically perform vulnerability assessments, remediate vulnerabilities, review logs and access, perform system maintenance, manage network perimeter protection, and implement and manage disaster recovery testing. Further, Zebra relies on its information security management system supported by a comprehensive set of policies that directly align with ISO 27001 and are supported by System and Organization Controls 2 (SOC2) reports and external ISO 27001 certification for certain parts of our business.

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

•Third-Party Risk Management (“TPRM”) – Our TPRM function focuses on mitigating cybersecurity risk posed by third parties, with an emphasis on vendors who have access to sensitive data or are integrated with critical business systems. This function performs initial TPRM assessments as part of the vendor selection process and regularly reassesses vendors based on vendor type and risk factors.

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

As of December 31, 2025, the Company owned 3 laboratory and warehouse facilities located in the U.S., U.K., and Canada.

As of December 31, 2025, the Company had a total of 126 leased facilities with locations spread globally; 31 of which are located in the U.S. and 95 of which are located in other countries. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

We generally consider the productive capacity of our facilities to be adequate and sufficient for our requirements. The extent of utilization of each manufacturing facility varies throughout the year.

Item 3.Legal Proceedings

See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Information
Our Class A Common Stock is traded on the NASDAQ Stock Market, LLC under the symbol “ZBRA”.

As of February 5, 2026, the last reported price for the Company’s Class A Common Stock was $241.08 per share, and there were 72 registered stockholders of record for Zebra’s Class A Common Stock. The number of beneficial owners is substantially greater than the number of stockholders of record because a large portion of our Class A common stock is transacted through banks and brokers.
Dividend Policy
Since our initial public offering in 1991, we have not declared any cash dividends or distributions on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future.
Treasury Shares
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
September 28, 2025 - October 25, 2025	85,458	$292.54	85,458	$537
October 26, 2025 - November 22, 2025	699,102	253.89	699,102	360
November 23, 2025 - December 31, 2025	392,678	254.66	392,678	259
Total	1,177,238	$256.96	1,177,238	$259

(1)On May 17, 2022, the Company announced that its Board of Directors authorized a share repurchase program for up to $1 billion of its outstanding shares of common stock. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934. As of December 31, 2025, the Company has cumulatively repurchased 2,677,701 shares of common stock for approximately $741 million, resulting in a remaining amount of share repurchases authorized under the plans of $259 million. Subsequent to the year ended December 31, 2025, the Company repurchased 401,649 shares of common stock for approximately $100 million through February 5, 2026.

Additionally, on February 4, 2026, the Company’s Board of Directors authorized additional share repurchases of up to $1 billion of outstanding shares of common stock. This additional authorization does not supersede the existing authorization that was announced in and has been active since 2022. Like the Company’s existing share repurchase authorization, repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, in Zebra Technologies Corporation Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index for the five years ended December 31, 2025. The comparison assumes that $100 was invested in each of the Company’s Class A Common Stock, the S&P 500 Index, and the S&P 500 Information Technology Index as of the market close on December 31, 2020. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Value at each year-end of $100 initial investment made on December 31, 2020
	12/20	12/21	12/22	12/23	12/24	12/25
Zebra Technologies Corporation	$100.00	$154.87	$66.72	$71.12	$100.49	$63.18
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Information Technology	$100.00	$134.53	$96.60	$152.48	$208.30	$258.38

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section generally discusses fiscal 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 are not included herein, other than within the Results of Operations by Segment which reflects the changes made to our segment reporting made in 2025. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for that discussion.

Overview
The Company is a global leader in the Automatic Identification and Data Capture (“AIDC”) industry, ensuring frontline operations everywhere are digitized, automated and intelligent. The AIDC market consists of mobile computing, data capture, radio frequency identification devices (“RFID”), thermal barcode printing, and other workflow automation offerings. Effective in the fourth quarter of 2025, we realigned our reportable segments from the former Enterprise Visibility & Mobility (EVM) and Asset Intelligence & Tracking (AIT) segments to two new segments: Connected Frontline (“CF”) and Asset Visibility and Automation (“AVA”). Our CF and AVA segment results will also exclude share-based compensation expense from the measurement of segment operating income. Refer to Part I, Item 1 of this document for additional information.

•The CF segment is focused on unifying teams, customers, and AI agents to deliver enhanced frontline experiences. This segment brings together solutions that empower frontline workers with the information and tools they need to make smarter decisions and improve customer service. Principal product categories include mobile computing, point of sale solutions, self-service kiosks and interactive touchscreen displays, workflow optimization software solutions, and related services.

•The AVA segment provides solutions that track critical assets and automate workflows to provide the real-time, data-driven insights necessary to optimize supply chains, manufacturing, and logistics. The principal product categories include thermal barcode printing and related supplies and sensors, data capture, fixed industrial scanning, machine vision, RFID, real-time location systems (RTLS), and related services.

2025 Financial Summary and Other Recent Developments

•Net sales were $5,396 million in the current year compared to $4,981 million in the prior year.
•Operating income was $700 million in the current year compared to $742 million in the prior year.
•Net income was $419 million, or $8.18 per diluted share in the current year, compared to Net income of $528 million, or $10.18 per diluted share in the prior year.
•We repurchased $587 million of common shares, including $303 million in the fourth quarter.

Exit & Restructuring Actions:
In the fourth quarter of 2025, we announced our intention to dispose of or exit our robotics automation solutions business in an effort to better align resources with our strategic priorities. In relation to this decision, we incurred approximately $55 million in one-time costs in the fourth quarter, principally consisting of long-lived asset impairments of $45 million, including an intangible asset impairment of $34 million, a right-of-use lease asset impairment of $8 million, and property, plant and equipment impairment of $3 million. The other one-time costs consisted of employee severance and working capital-related charges. These one-time costs are classified as Exit and restructuring on the Consolidated Statement of Operations. Additional costs may be incurred in 2026, as we complete the divestiture of this business.

In the fourth quarter of 2025, the Company committed to certain organizational changes designed to generate cost efficiencies while better aligning our organizational structure with the Company’s long-term growth strategy (collectively referred to as the “2025 Productivity Plan”). The total cost under the 2025 Productivity Plan, which is expected to be substantially completed in 2026 and will primarily consist of employee severance costs, is estimated to be approximately $35- 40 million, including $21 million recognized in the fourth quarter of 2025. The costs of these actions are classified within Exit and restructuring on the Consolidated Statements of Operations.

We expect annualized pre-tax operating costs savings of at least $20 million from these actions, net of re-investment into advancing the Company’s AI product portfolio, reorganizing our sales force, and absorbing increased employee-related costs.

Acquisitions:
On September 30, 2025, the Company acquired Elo Holdings, Inc. (“Elo”) for $1,303 million in cash, net of cash on hand. Elo is an innovator of solutions that engage customers, enhance self-service, and accelerate automation across a wide range of end markets. The Elo acquisition expands our portfolio of self-service and consumer-facing workflow offerings. The operating results of Elo are included in the CF segment.

On February 28, 2025, the Company acquired Photoneo for approximately $62 million in cash. Photoneo is a leading developer and manufacturer of 3D machine vision offerings. The Photoneo acquisition complements and expands our machine vision offerings across several industries. The operating results of Photoneo are included in the AVA segment.

See Note 5, Business Acquisitions in the Notes to Consolidated Financial Statements for additional details.

Results of Operations: Year Ended 2025 versus 2024 and Year Ended 2024 versus 2023
Consolidated Results of Operations
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2025 vs 2024	Percent Change 2024 vs 2023
	2025	2024	2023
Net sales:
Tangible products	$4,418	$4,016	$3,665	10.0%	9.6%
Services and software	978	965	919	1.3%	5.0%
Total Net sales	5,396	4,981	4,584	8.3%	8.7%
Gross profit	2,593	2,413	2,123	7.5%	13.7%
Gross margin	48.1%	48.4%	46.3%	(30) bps	210 bps
Operating expenses	1,893	1,671	1,642	13.3%	1.8%
Operating income	$700	$742	$481	(5.7)%	54.3%
Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Year Ended December 31,			Percent Change 2025 vs 2024	Percent Change 2024 vs 2023
	2025	2024	2023
North America	$2,695	$2,492	$2,353	8.1%	5.9%
EMEA	1,724	1,635	1,433	5.4%	14.1%
Asia-Pacific	613	526	513	16.5%	2.5%
Latin America	364	328	285	11.0%	15.1%
Total Net sales	$5,396	$4,981	$4,584	8.3%	8.7%

Operating expenses are summarized below (amounts in millions, except percentages):

	Year Ended December 31,			As a Percentage of Net sales
	2025	2024	2023	2025	2024	2023
Selling and marketing	$653	$600	$581	12.1%	12.0%	12.7%
Research and development	593	563	519	11.0%	11.3%	11.3%
General and administrative	433	381	334	8.0%	7.6%	7.3%
Amortization of intangible assets	114	104	104	NM	NM	NM
Acquisition and integration costs	24	6	6	NM	NM	NM
Exit and restructuring costs	76	17	98	NM	NM	NM
Total Operating expenses	$1,893	$1,671	$1,642	35.1%	33.5%	35.8%

Consolidated Organic Net sales growth:

	Year Ended December 31,
	2025	2024
Reported GAAP Consolidated Net sales growth	8.3%	8.7%
Adjustments:
Impact of foreign currency translations (1)	—%	(0.6)%
Impact of acquisitions (2)	(2.1)%	—%
Consolidated Organic Net sales growth (3)	6.2%	8.1%

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

2025 compared to 2024
Total Net sales increased $415 million or 8.3% compared to the prior year reflecting growth in both our AVA and CF segments associated with improved demand trends that began in the middle of 2024, along with contributions from our recent Elo and Photoneo acquisitions. Excluding the effects of foreign currency changes and acquisitions, Consolidated Organic Net sales increased by 6.2%.

Gross margin decreased to 48.1% for the current year compared to 48.4% in the prior year. The decrease was primarily due to unfavorable impacts of tariffs, net of mitigating actions, along with lower services and software margins, largely offset by volume leverage favorability. Gross margin was higher in AVA and declined in CF. As we exited 2025, the unfavorable impacts of existing import tariffs have been fully mitigated.

Operating expenses for the years ended December 31, 2025 and 2024 were $1,893 million and $1,671 million, or 35.1% and 33.5% of Net sales, respectively. Current year Operating expenses were higher than the prior year primarily due to higher employee and employee-related costs, the inclusion of operating expenses and higher acquisition and integration costs associated with recently acquired companies, and higher exit and restructuring costs primarily driven by the planned divestiture of our robotics automation solutions business. The higher employee and employee-related costs in the current year include higher share-based compensation costs, primarily driven by changes made in the current year to the timing of the annual grant and eligibility provisions as well as improved expected attainment associated with performance-based awards.

Operating income was $700 million for the current year compared to $742 million for the prior year. The decrease was due to higher Operating expenses, partly offset by higher Gross profit.

Total other expense, net, increased primarily due to non-recurring interest rate swap gains in the prior year and foreign exchange transaction losses in the current year, partly offset by lower net interest costs associated with the Company’s borrowings driven by rate favorability and higher interest income on cash equivalents in the current year.

The Company’s effective tax rates for the years ended December 31, 2025 and December 31, 2024 were 25.2% and 16.9%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to increased taxes related to foreign earnings subject to U.S. taxation as a result of 2025 U.S tax legislation, lower share-based compensation deductions, increased reserves for uncertain tax positions, and U.S. state income taxes, partly offset by the generation of U.S. and Canadian tax credits and the release of certain Canadian valuation allowance reserves.

Net income decreased 20.6% compared to the prior year due to lower Operating income, higher non-operating expenses, and higher income taxes, as described above.
Results of Operations by Segment
The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 20, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, Share-based Compensation, Amortization of intangible assets, Acquisition and integration costs, Exit and restructuring costs, as well as certain other non-recurring costs (impairment of goodwill and other intangible assets, and business acquisition purchase accounting adjustments) are excluded from segment results.

Connected Frontline (“CF”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2025 vs 2024	Percent Change 2024 vs 2023
	2025	2024	2023
Net sales:
Tangible products	$2,156	$1,916	$1,522	12.5%	25.9%
Services and software	804	798	758	0.8%	5.3%
Total Net sales	2,960	2,714	2,280	9.1%	19.0%
Gross profit	1,396	1,334	1,031	4.6%	29.4%
Gross margin	47.2%	49.2%	45.2%	(200) bps	400 bps
Operating expenses	811	775	703	4.6%	10.2%
Operating income	$585	$559	$328	4.7%	70.4%

CF Organic Net sales growth:

	Year Ended December 31,
	2025	2024
CF Reported GAAP Net sales growth	9.1%	19.0%
Adjustments:
Impact of foreign currency translations (1)	—%	(0.5)%
Impact of acquisition (2)	(3.5)%	—%
CF Organic Net sales growth (3)	5.6%	18.5%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisition of Elo are excluded for twelve months following the September 30, 2025 acquisition date.

(3) CF Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2025 compared to 2024
Total Net sales for CF increased $246 million, or 9.1%, compared to the prior year primarily due to higher sales of mobile computing products and the net sales of Elo. CF Organic Net sales increased by 5.6%.

Gross margin decreased to 47.2% in the current year compared to 49.2% in the prior year primarily due to unfavorable impacts of tariffs, net of mitigating actions, and lower services and software margins, partly offset by volume leverage favorability.

Operating income increased 4.7% in the current year compared to the prior year due to higher Gross profit, partly offset by higher Operating expenses. The inclusion of Elo’s results of operations also contributed to the higher Gross profit and Operating expenses.

2024 compared to 2023
Total Net sales for CF increased $434 million, or 19.0%, compared to 2023 primarily due to higher sales of mobile computing products, favorable foreign currency changes, as well as higher services and software sales. CF Organic Net sales increased by 18.5%.

Gross margin increased to 49.2% in 2024 compared to 45.2% in 2023 primarily due to volume leverage, favorable business mix, higher service and software margins, lower freight rates, and lower inventory-related charges.

Operating income increased 70.4% in 2024 compared to 2023 due to higher Gross profit, partly offset by higher Operating expenses.

Asset Visibility & Automation (“AVA”)
(amounts in millions, except percentages)

	Year Ended December 31,			Percent Change 2025 vs 2024	Percent Change 2024 vs 2023
	2025	2024	2023
Net sales:
Tangible products	$2,262	$2,100	$2,143	7.7%	(2.0)%
Services and software	174	167	161	4.2%	3.7%
Total Net sales	2,436	2,267	2,304	7.5%	(1.6)%
Gross profit	1,219	1,088	1,098	12.0%	(0.9)%
Gross margin	50.0%	48.0%	47.7%	200 bps	30 bps
Operating expenses	705	668	671	5.5%	(0.4)%
Operating income	$514	$420	$427	22.4%	(1.6)%

AVA Organic Net sales growth (decline):

	Year Ended December 31,
	2025	2024
AVA Reported GAAP Net sales growth (decline)	7.5%	(1.6)%
Adjustments:
Impact of foreign currency translations (1)	—%	(0.6)%
Impact of acquisition (2)	(0.5)%	—%
AVA Organic Net sales growth (decline) (3)	7.0%	(2.2)%

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

(2)For purposes of computing AVA Organic Net sales growth (decline), amounts directly attributable to the acquisition of Photoneo are excluded for twelve months following the February 28, 2025 acquisition date.

(3)AVA Organic Net sales growth (decline) is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

2025 compared to 2024
Total Net sales for AVA increased $169 million, or 7.5%, compared to the prior year primarily due to higher sales of printing products, as well as higher sales of RFID, supplies and sensors, and data capture products. AVA Organic Net sales increased by 7.0%.

Gross margin increased to 50.0% in the current year compared to 48.0% for the prior year primarily due to primarily due to favorable business mix, lower inventory related charges, and volume leverage favorability.
Operating income for the current year increased 22.4% compared to the prior year due to higher Gross profit partially offset by higher Operating expenses.
2024 compared to 2023
Total Net sales for AVA decreased $37 million, or 1.6%, compared to 2023 primarily due to lower sales of data capture and printing products, partly offset by favorable foreign currency changes and higher sales of services and software and RFID products. AVA Organic Net sales decreased by 2.2%.

Gross margin increased to 48.0% in 2024 compared to 47.7% in the previous year primarily due to favorable business mix, partly offset by higher inventory related charges.

Operating income decreased by 1.6% in 2024 compared to 2023 due to lower Gross profit, partly offset by lower Operating expenses.

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

	Year Ended December 31,			$ Change 2025 vs 2024	$ Change 2024 vs 2023
	2025	2024	2023
Cash flow provided by (used in):
Operating activities	$917	$1,013	$(4)	$(96)	$1,017
Investing activities	(1,455)	(57)	(92)	(1,398)	35
Financing activities	(239)	(190)	117	(49)	(307)
Effect of exchange rates on cash balances	1	(3)	—	4	(3)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(776)	$763	$21	$(1,539)	$742

Cash flow provided by (used in):
Operating activities	$917	$1,013	$(4)	$(96)	$1,017
Less: Purchases of property, plant and equipment	(86)	(59)	(87)	(27)	28
Free cash flow (Non-GAAP) (1)	$831	$954	$(91)	$(123)	$1,045

(1)Free cash flow, a non-GAAP measure, is defined as Net cash provided by (used in) operating activities in a period minus purchases of property, plant and equipment (capital expenditures) made in that period.
2025 vs. 2024
The change in our cash and cash equivalents balance during the current year was primarily due to the following:

•$96 million decrease in net operating cash inflows primarily due to larger reductions in inventory in the prior year, higher employee incentive compensation payments in the current year, and cash receipts from the settlements of terminated interest rate swap agreements in the prior year. These items were partly offset by favorable timing of customer collections.

•$1,398 million increase in net investing cash outflows primarily due to the acquisitions of Elo and Photoneo and higher capital expenditures in the current year.

•$49 million increase in net financing cash outflows primarily due to higher share repurchases in the year, partly offset by borrowings to help fund the acquisition of Elo in the fourth quarter as well as the timing of transactions associated with servicing factored receivables.

•Free cash flow remains strong, with the decline compared to the prior year due to lower operating cash inflows and higher capital expenditures, as described above.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2025	2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Revolving Credit Facility	275	—
Receivables Financing Facility	161	108
Total debt	$2,511	$2,183
Less: Unamortized debt issuance costs	(8)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(141)	(79)
Total long-term debt	$2,361	$2,092

In the fourth quarter of 2025, we increased our borrowings under the Revolving Credit Facility to help fund the acquisition of Elo. See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Share Repurchases
During the year ended December 31, 2025, the Company repurchased 2,138,127 shares of common stock for approximately $587 million. Subsequent to the year ended December 31, 2025, the Company repurchased 401,649 shares of common stock for approximately $100 million through February 5, 2026. Additionally, on February 4, 2026, the Company’s Board of Directors authorized additional share repurchases of up to $1 billion. The level of the Company’s repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume, and nature of repurchases are also subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

Future Cash Requirements
We believe that our Cash and cash equivalents, which totaled $125 million as of December 31, 2025, along with anticipated cash generation from operations and available borrowing capacity on debt and other financing facilities, will be sufficient to fund the Company’s cash requirements during the next 12 months and thereafter based on our current business plans.

Included in the Company’s Cash and cash equivalents are amounts held by foreign subsidiaries, which was $39 million and $52 million as of December 31, 2025 and 2024, respectively. We do not expect that Cash and cash equivalents held by foreign subsidiaries will need to be repatriated to fund the Company’s U.S. operations based on current cash requirements.

Our cash requirements during the next 12 months and thereafter include payments to satisfy the following obligations:

•Purchase obligations — The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud services, which contain minimum purchase requirements and are non-cancellable. As of December 31, 2025, these multi-year commitments were approximately $101 million. This amount excludes routine purchase orders for goods and services, as well as amounts already reflected within Current liabilities on the Consolidated Balance Sheet. See Note 14, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional details.

•Debt obligations — We expect to make total payments of approximately $275 million associated with the Company’s debt facilities in 2026. This expected use of cash is based on the Company’s current borrowings and applicable interest rates and margins as of December 31, 2025, and includes principal and interest payments. In the ordinary course of business, the Company may decide to borrow additional amounts or repay principal earlier than contractually owed, which would affect future cash payments. See Note 12, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt facilities.

•Leases obligations — We lease various manufacturing and repair facilities, distribution centers, research facilities, sales and administrative offices, equipment, and vehicles. As of December 31, 2025, the Company’s fixed lease commitments totaled $234 million, of which $49 million is payable in 2026. See Note 13, Leases in the Notes to Consolidated Financial Statements for further details related to the Company’s lease arrangements.

In addition to the expected cash requirements described above, we may use cash to fund strategic acquisitions, investments, or repurchase common stock under our share repurchase program. In October 2025, we announced our commitment to repurchase $500 million of shares over the following twelve months, of which $403 million had already been repurchased as of February 5, 2026.

We also expect to spend approximately $85 million to $95 million on capital expenditures in 2026.

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

Income Taxes
We estimate a provision or benefit for income taxes and amounts to be settled or recovered in several tax jurisdictions globally. Our estimates are complex and involve significant judgments and interpretations of regulations. Resolution of income tax treatments in individual jurisdictions may not be known for several years after completion of a given year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis, which requires estimation of our ability to generate future taxable income. In particular, our income tax provision or benefit is dependent on our ability to forecast future taxable income in the U.S., U.K., Singapore, and other jurisdictions. Significant judgments included in our forecasts include projecting future sales volumes and pricing, costs to manufacture and procure products and to deliver offerings, among other factors. Our estimate of the current year income tax provision includes the impact of the 2025 U.S. tax legislation.

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

Goodwill Impairment
Our goodwill impairment testing includes a comparison of the estimated fair value of each of our reporting units to its carrying value. Fair value determinations require judgment and can be sensitive to changes in underlying assumptions, estimates, as well as market factors. We estimate the fair value of reporting units using both income and market-based valuation approaches. Estimating the fair value of reporting units requires that we make assumptions and estimates including projections of revenue and income growth rates as well as cash flows; capital investments; competitive and customer trends; appropriate peer group selection; market-based discount rates and other market factors. Our annual impairment testing, most recently completed in the fourth quarter of 2025 both immediately before and after the Company’s segment and reporting unit change, continues to indicate that the fair values of each of our reporting units exceed their respective carrying values.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales growth, CF Organic Net sales growth, AVA Organic Net sales growth (decline), and Free cash flow – are presented because our management evaluates our financial results both including and excluding the effects of business acquisitions and foreign currency translation, as applicable. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

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

As of December 31, 2025, approximately $2.0 billion of our $2.5 billion of total debt outstanding had interest determined by reference to a variable rate index. A one percentage point increase or decrease in interest rates would increase or decrease annual interest expense by approximately $20 million. Refer to Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussion of these risk mitigation activities. Exposure to variable interest may increase or decrease, to the extent that the Company’s borrowings under its debt facilities increase or decrease, respectively.

Foreign Currency Risk

We provide offerings in approximately 179 countries throughout the world and, therefore, at times are exposed to risk based on movements in foreign exchange rates. In some instances, we invoice customers in their local currency and have a resulting foreign currency denominated revenue transaction and accounts receivable. We also purchase certain raw materials and other items in foreign currencies. We manage these risks using derivative financial instruments, including foreign currency exchange contracts. See Note 11, Derivative Instruments in the Notes to Consolidated Financial Statements for further discussions of derivative and hedging activities.

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

We have audited the accompanying consolidated balance sheets of Zebra Technologies Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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

Acquisition of Elo Holdings, Inc. - Valuation of Developed Technology and Customer Relationships

Description of the Matter
As discussed in Note 5 to the consolidated financial statements, on September 30, 2025, the Company completed the acquisition of Elo Holdings, Inc. (“Elo”) for total consideration of $1,303 million. The acquisition was accounted for as a business combination, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at fair value as of the acquisition date. The Company recognized approximately $277 million of developed technology and $206 million of customer relationships intangible assets related to the Elo acquisition.

Auditing management’s accounting for the Elo acquisition required complex auditor judgment due to the significant estimation in determining the fair value of the developed technology and customer relationships intangible assets acquired. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model, as well as the sensitivity of the assumptions to the fair value. The significant assumptions used to estimate the fair value of the developed technology intangible asset included the forecasted revenue and related growth rate, EBITDA margin and discount rate and for the customer relationships intangible asset included the forecasted revenue and related growth rate, customer attrition rate and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for evaluating the valuation of acquired developed technology and customer relationships intangible assets. We tested the design and operating effectiveness of the Company's controls over the estimation process supporting the measurement and recognition of the developed technology and customer relationships intangible assets.

To test the fair value of the developed technology and customer relationships intangible assets, our audit procedures included, among others, assessing the valuation methodologies, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions to historical and current industry, market and economic trends where relevant. We assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the developed technology and customer relationships intangible assets resulting from changes in the assumptions. We also involved our valuation specialists to assist in evaluating the valuation methodology and certain significant assumptions such as the discount rate used in the fair value estimate.

Accounting for Uncertain Tax Positions

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

Auditing the application of taxation legislation to the Company’s business operations and structure is inherently complex and requires judgment. These factors impact the evaluation and estimation of certain of the Company’s uncertain tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification of and accounting for those uncertain tax positions. This included controls over the Company’s tax technical assessment of the related cross-jurisdictional transactions and developments impacting the recognition and measurement of those uncertain tax positions.

Our audit procedures included, among others, involving our tax professionals to test the implications of developments impacting the recognition and measurement of certain of the Company’s uncertain tax positions, such as correspondence with tax authorities, tax law changes and changes in the business. We tested the completeness and accuracy of the underlying data and calculations used in the measurement of those uncertain tax positions. We also assessed the completeness of significant tax matters identified related to those uncertain tax positions and the adequacy of the accounting for any potential uncertainty.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 12, 2026

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$125	$901
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of December 31, 2025 and 2024	801	692
Inventories, net	729	693
Income tax receivable	31	20
Prepaid expenses and other current assets	110	134
Total Current assets	1,796	2,440
Property, plant and equipment, net	353	305
Right-of-use lease assets	166	167
Goodwill	4,727	3,891
Other intangibles, net	809	422
Deferred income taxes	414	512
Other long-term assets	237	231
Total Assets	$8,502	$7,968
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$141	$79
Accounts payable	695	633
Accrued liabilities	558	503
Deferred revenue	446	453
Income taxes payable	12	36
Total Current liabilities	1,852	1,704
Long-term debt	2,361	2,092
Long-term lease liabilities	157	155
Deferred income taxes	32	57
Long-term deferred revenue	396	304
Other long-term liabilities	116	70
Total Liabilities	4,914	4,382
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	814	669
Treasury stock at cost, 22,558,911 and 20,645,798 shares as of December 31, 2025 and 2024, respectively	(2,488)	(1,900)
Retained earnings	5,279	4,860
Accumulated other comprehensive loss	(18)	(44)
Total Stockholders’ Equity	3,588	3,586
Total Liabilities and Stockholders’ Equity	$8,502	$7,968
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales:
Tangible products	$4,418	$4,016	$3,665
Services and software	978	965	919
Total Net sales	5,396	4,981	4,584
Cost of sales:
Tangible products	2,296	2,100	2,012
Services and software	507	468	449
Total Cost of sales	2,803	2,568	2,461
Gross profit	2,593	2,413	2,123
Operating expenses:
Selling and marketing	653	600	581
Research and development	593	563	519
General and administrative	433	381	334
Amortization of intangible assets	114	104	104
Acquisition and integration costs	24	6	6
Exit and restructuring costs	76	17	98
Total Operating expenses	1,893	1,671	1,642
Operating income	700	742	481
Other (loss) income, net:
Foreign exchange (loss) gain	(18)	5	(2)
Interest expense, net	(108)	(98)	(133)
Other expense, net	(14)	(14)	(12)
Total Other expense, net	(140)	(107)	(147)
Income before income tax	560	635	334
Income tax expense	141	107	38
Net income	$419	$528	$296
Basic earnings per share	$8.24	$10.25	$5.75
Diluted earnings per share	$8.18	$10.18	$5.72
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$419	$528	$296
Other comprehensive income, net of tax:
Changes in unrealized (losses) gains on sales hedging	(26)	27	6
Foreign currency translation adjustment	52	(17)	6
Comprehensive income	$445	$538	$308
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	51,451,500	$1	$561	$(1,799)	$4,036	$(66)	$2,733
Net share issuances and tax withholding payments related to share-based compensation plans	121,681	—	(1)	(7)	—	—	(8)
Share-based compensation	—	—	55	—	—	—	55
Repurchase of common stock	(194,319)	—	—	(52)	—	—	(52)
Net income	—	—	—	—	296	—	296
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	—	6	6
Balance at December 31, 2023	51,378,862	$1	$615	$(1,858)	$4,332	$(54)	$3,036
Net share issuances and tax withholding payments related to share-based compensation plans	257,757	—	(35)	5	—	—	(30)
Share-based compensation	—	—	89	—	—	—	89
Repurchase of common stock	(130,560)	—	—	(47)	—	—	(47)
Net income	—	—	—	—	528	—	528
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	27	27
Foreign currency translation adjustment	—	—	—	—	—	(17)	(17)
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	225,014	—	(18)	4	—	—	(14)
Share-based compensation	—	—	163	—	—	—	163
Repurchase of common stock	(2,138,127)	—	—	(587)	—	—	(587)
Excise tax on share repurchases	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	419	—	419
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	52	52
Balance at December 31, 2025	49,592,946	$1	$814	$(2,488)	$5,279	$(18)	$3,588
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$419	$528	$296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185	172	176
Impairment of goodwill, intangibles and other assets	45	—	—
Equity-settled share-based compensation	163	89	55
Deferred income taxes	21	(94)	(36)
Unrealized gain on forward interest rate swaps	—	(31)	(9)
Other, net	14	14	3
Changes in operating assets and liabilities:
Accounts receivable, net	(39)	(181)	249
Inventories, net	54	105	50
Other assets	6	9	(25)
Accounts payable	1	176	(365)
Accrued liabilities	(29)	131	(97)
Deferred revenue	75	(13)	12
Income taxes	(1)	68	(168)
Settlement liability	—	(45)	(180)
Cash receipts on forward interest rate swaps	—	86	26
Other operating activities	3	(1)	9
Net cash provided by (used in) operating activities	917	1,013	(4)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,365)	—	—
Purchases of property, plant and equipment	(86)	(59)	(87)
Proceeds from sale (purchases) of short-term investments	—	5	(4)
Proceeds from the sale of long-term investments	1	—	—
Purchases of long-term investments	(5)	(3)	(1)
Net cash used in investing activities	(1,455)	(57)	(92)
Cash flows from financing activities:
Proceeds from issuance of debt	347	651	440
Payments of debt	(19)	(694)	(245)
Payment of debt issuance costs, extinguishment costs and discounts	—	(9)	—
Payments for repurchases of common stock	(587)	(47)	(52)
Net payments related to share-based compensation plans	(14)	(30)	(8)
Change in unremitted cash collections from servicing factored receivables	34	(61)	(18)
Net cash (used in) provided by financing activities	(239)	(190)	117
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	1	(3)	—
Net (decrease) increase in cash and cash equivalents, including restricted cash	(776)	763	21
Cash and cash equivalents, including restricted cash, at beginning of period	901	138	117
Cash and cash equivalents, including restricted cash, at end of period	$125	$901	$138
Less restricted cash, included in Prepaid expenses and other current assets	—	—	(1)
Cash and cash equivalents at end of period	$125	$901	$137
Supplemental disclosures of cash flow information:
Income taxes paid	$134	$124	$252
Interest paid, net of forward interest rate swaps	$129	$55	$111
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader focused on digitizing and automating operations and improving enterprise workflows on the frontline in the automatic identification and data capture offerings industry. We design, manufacture, and sell a broad range of offerings, including cloud-based software subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our offerings include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, hospitality, public sector, and other industries. We provide our offerings globally through a direct sales force and an extensive network of channel partners.

Effective in the fourth quarter, the Company’s reportable segments changed to Connected Frontline (“CF”) and Asset Visibility & Automation (“AVA”). This change aligns with how we are operating our business to advance our strategy and the level of detailed financial information reviewed by our chief operating decision-maker going forward. Also effective in the fourth quarter, our segment results exclude share-based compensation expense from the measurement of segment operating income. Historical segment results have been recasted to conform with the current period presentation. These changes did not have an impact on our results of operations, cash flows, or financial condition. Refer to Part I, Item 1 of this document for additional information about our operating segments.

Note 2 Significant Accounting Policies

Principles of Consolidation
These accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of Zebra and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Calendar
The Company’s fiscal year is a 52-week period ending on December 31. Interim fiscal quarters end on a Saturday and generally include 13 weeks of operating activity. During the 2025 fiscal year, the Company’s quarter end dates were March 29, June 28, September 27, and December 31.

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

Accounts Receivable
Accounts receivable consist primarily of amounts due to us from our customers, net of variable consideration and an allowance for doubtful accounts. Collateral on trade accounts receivable is generally not required. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable that is based on expected credit losses. Expected credit losses are estimated based on historical loss experience, the durations of outstanding trade receivables, and expectations of the future economic environment. Accounts are written off against the allowance account when they are determined to be no longer collectible.

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is generally determined based on moving-average cost (which approximates cost on a first-in, first-out basis). Manufactured inventory costs include materials, labor, and manufacturing overhead. Purchased inventory cost also includes internal purchasing overhead costs. Raw material inventories primarily consist of product components as well as supplies used in repair operations. Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values as well as to record liabilities on non-cancellable purchase commitments. These provisions are based on forecasted demand, experience with specific customers or suppliers, the age and nature of the inventory or committed purchase, and the ability to redistribute inventory to other programs or rework it into other consumable inventory as well as renegotiate contractual terms with suppliers.

Property, Plant and Equipment
Property, plant and equipment is stated at cost net of accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the various classes of property, plant and equipment, which are thirty years for buildings and range from three to ten years for all other asset categories. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years.

Leases
The Company recognizes right-of-use (“ROU”) assets and lease liabilities for its lease commitments with terms greater than one year. Contractual options to extend or terminate lease agreements are reflected in the lease term when they are reasonably certain to be exercised. The initial measurement of ROU assets and lease liabilities is based on the present value of future lease payments over the lease term as of the commencement date. In determining future lease payments, the Company has elected to not separate lease and non-lease components. As the Company’s lease arrangements do not provide an implicit interest rate, we apply the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. Relevant information used in determining the Company’s incremental borrowing rate includes the duration of the lease, the transaction currency of the lease, and the Company’s credit risk relative to risk-free market rates. The Company’s ROU assets are measured including any initial direct costs incurred, net of lease incentives. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. All leases of the Company are classified as operating leases, with lease expense being recognized on a straight-line basis.

Income Taxes
The Company accounts for income taxes under the liability method in accordance with Accounting Standards Codification (“ASC”) 740 Topic, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company recognizes interest and penalties related to income tax matters as part of income tax expense. The Company has elected consolidated tax filings in certain of its jurisdictions which may allow the group to offset one member’s income with losses of other members in the current period and on a carryover basis. The income tax effects of non-inventory intra-entity asset transfers are recognized in the period in which the transfer occurs. The Company classifies its balance sheet accounts by applying jurisdictional netting principles for locations where consolidated tax filing elections are in place.

U.S. tax law contains the Global Intangible Low-Taxed Income (“GILTI”), Base Erosion Anti-Avoidance Tax (“BEAT”), and Deduction for Foreign-Derived Intangible Income (“FDII”) provisions, which relate to the taxation of certain foreign income. The Company recognizes its GILTI, BEAT, and FDII inclusions, when applicable, within income tax expense in the year included in its U.S. tax return.

Goodwill
Goodwill is tested annually for impairment, or more frequently if indicators of impairment exist. When evaluating goodwill for impairment as part of our annual assessment, we include consideration of current events and circumstances. Our annual impairment testing also includes a comparison of the estimated fair value of each reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill would be considered to be impaired and reduced to its implied fair value. We estimate the fair value of reporting units using a weighted combination of the income and market approaches. The income approach requires management to estimate projected future operating and cash flow results, economic projections, and discount rates. The market approach estimates fair value using comparable marketplace fair value data from a comparable industry group.

As discussed in Note 1, Description of Business and Basis of Presentation, the Company changed its operating segments effective beginning in the fourth quarter of 2025. The Company completed its annual goodwill impairment testing in the fourth quarter of 2025 and, also completed testing both immediately before and after its segment change, none of which resulted in an impairment of goodwill. See Note 6, Goodwill and Other Intangibles for additional information related to the allocation of goodwill to the new operating segments.

Other Intangible Assets
Other intangible assets consist primarily of technology and patent rights, customer relationships, and trade names. These assets, which are generally acquired through business combinations, are recorded at fair value upon acquisition and amortized on a straight-line basis over the asset’s useful life which typically ranges from two to eleven years.

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

Revenue Recognition
Revenues are primarily comprised of sales of hardware, supplies, services, and software offerings. We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration that we expect to receive, which includes estimates of variable consideration, in exchange for those goods or services. We are typically the principal in all elements of our transactions and record Net sales and Cost of sales on a gross basis. Substantially all revenues for tangible products, supplies, and perpetual or term software licenses are recognized at a point in time, which is generally upon shipment, when control and the risks and rewards of ownership have transferred to the customer, and the Company has a contractual right to payment. Revenues for our service offerings and Company-hosted software and solution offerings are typically recognized over time. Our service offerings include repair and maintenance service contracts, as well as professional services such as installation, integration and provisioning that typically occur in the early stages of a project. The average life of an initial repair and maintenance service contract is approximately three years. One year renewals are available thereafter. Professional service arrangements range in duration from a day to several weeks or months.

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

Advertising
Advertising costs are expensed as incurred. These costs totaled $27 million, $28 million and $31 million for the years ended 2025, 2024 and 2023, respectively.

Warranties
In general, the Company provides warranty coverage of one year on mobile computers and batteries. Printers are warrantied from one to three years, depending on the product. Advanced data capture products are warrantied from one to five years, depending on the product. Thermal printheads are warrantied from six months to one year, depending on the product, and battery-based products, such as location tags, are covered by a 90-day warranty. Point-of-sale solutions, self-serve kiosks, and interactive touchscreen displays are warrantied from 18 months to five years, depending on the product. A provision for warranty expense is adjusted quarterly based on historical and expected warranty experience.

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

Share-Based Compensation
The Company has share-based compensation plans and an employee stock purchase plan under which shares of Class A Common Stock are available for future grant and purchase. The Company recognizes compensation costs over the required service period of awards, which is typically three years; subject to certain employment conditions. These costs are recognized net of estimated forfeitures. Compensation costs associated with awards with graded vesting terms are recognized on a straight-line basis. See Note 15, Share-Based Compensation for additional information.

Foreign Currency Translation
The balance sheet accounts of the Company’s subsidiaries that have not designated the U.S. Dollar as its functional currency are translated into U.S. Dollars using the period-end exchange rate, and statement of earnings items are translated using the average exchange rate for the period. The resulting translation gains or losses are recorded in Stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated comprehensive loss (“AOCI”) within the Consolidated Balance Sheets.

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

Recently Adopted Accounting Pronouncements
In the current year, the Company adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU was applied retrospectively and did not have an impact on our results of operations, cash flows, or financial condition.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that current conditions as of the balance sheet date will remain unchanged while estimating the expected credit losses on accounts receivables and contract assets. This ASU will be effective for the Company beginning in 2026. We have assessed the impact of this ASU and do not expect it to have a significant impact to the Company’s consolidated financial statements.

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

Note 3 Revenues

The Company recognizes revenue to depict the transfer of goods, services or software solutions to a customer at an amount that reflects the consideration which it expects to receive. To determine total expected consideration, the Company estimates elements of variable consideration, which primarily include product rights of return, rebates, and other incentives. These estimates are developed using the expected value method and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal in cumulative revenues recognized will not occur in future periods.

We enter into contracts that may include combinations of tangible products, services, and software solutions, which are generally capable of being distinct and accounted for as separate performance obligations. We evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple distinct performance obligations may impact the amount of revenue recorded in a reporting period. We deem performance obligations to be distinct if the customer can benefit from the product or service on its own or together with readily available resources (“capable of being distinct”) and if the transfer of products, services, or software solutions is separately identifiable from other promises in the contract (“distinct within the context of the contract”).

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments, CF and AVA, for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31, 2025
Segment	Tangible Products	Services and Software	Total
CF	$2,156	$804	$2,960
AVA	2,262	174	2,436
Total	$4,418	$978	$5,396

	Year Ended December 31, 2024
Segment	Tangible Products	Services and Software	Total
CF	$1,916	$798	$2,714
AVA	2,100	167	2,267
Total	$4,016	$965	$4,981

	Year Ended December 31, 2023
Segment	Tangible Products	Services and Software	Total
CF	$1,522	$758	$2,280
AVA	2,143	161	2,304
Total	$3,665	$919	$4,584

In addition, refer to Note 20, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.17 billion and $1.19 billion, inclusive of deferred revenue, as of December 31, 2025 and 2024, respectively. On average, remaining performance obligations as of December 31, 2025 and 2024 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $12 million and $11 million as of December 31, 2025 and 2024, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, inclusive of any impacts from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $842 million and $757 million as of December 31, 2025 and 2024, respectively. The Company recognized $441 million, $455 million and $432 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2025, 2024 and 2023, respectively.

Our payment terms vary by the type and location of our customer and the products, services, or software solutions offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component.

Costs to Obtain a Contract
Our incremental direct costs of obtaining a contract, which consist of sales commissions and incremental fringe benefits, are deferred and amortized over the weighted-average contract term. The incremental costs to obtain a contract are derived at a portfolio level and amortized on a straight-line basis. The total ending balance of deferred costs to obtain a contract, which are recorded in Prepaid expenses and other current assets or Other long-term assets on the Consolidated Balance Sheets, depending on the timing of expected amortization, was $32 million and $38 million as of December 31, 2025 and 2024, respectively. Amortization expense, which is recorded in Selling and marketing expense on the Consolidated Statements of Operations, was $30 million, $29 million and $26 million during the years ended December 31, 2025, 2024 and 2023, respectively. Incremental costs of obtaining a contract are expensed as incurred if the amortization period would be less than one year.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	December 31, 2025	December 31, 2024
Raw materials (1)	$230	$248
Work in process	7	4
Finished goods	492	441
Total Inventories, net	$729	$693
(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

Elo
On September 30, 2025, the Company acquired all of the equity interests in Elo Holdings, Inc. (“Elo”), an innovator of solutions that engage customers, enhance self-service, and accelerate automation across a wide range of end markets. Through its acquisition, the Company expanded its portfolio of self-service and consumer-facing workflow offerings.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s purchase consideration was $1,303 million comprised of cash paid, net of Elo’s cash on-hand.

The Company utilized estimated fair values as of the acquisition date to allocate the purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology, the distributor method for customer relationships and the relief from royalty method for trade names. While we believe these estimates provide a reasonable basis to record the net assets acquired, the purchase price allocation is considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The primary fair value estimates still considered preliminary as of December 31, 2025 include intangible assets and income tax-related items.

The preliminary purchase price allocation to assets acquired and liabilities assumed was as follows (in millions):

Identifiable intangible assets	$501
Inventory	96
Accounts receivable	59
Other assets acquired	41
Deferred tax liabilities	(62)
Accounts payable	(48)
Other liabilities assumed	(60)
Net assets acquired	$527
Goodwill on acquisition	776
Total purchase price	$1,303

The $776 million of goodwill, which is non-deductible for tax purposes, has been allocated to the CF segment and principally relates to the planned global expansion and integration of Elo into the Company’s self-service and consumer-facing workflow offerings.

The purchase price allocation to identifiable intangible assets acquired was as follows:

	Fair Value (in millions)	Useful Life (in years)
Technology	$277	7
Customer relationships	206	10
Trade name	18	3
Total identifiable intangible assets	$501

The operating results have been included in the Company’s Consolidated Balance Sheets and Statements of Operations beginning on the acquisition date. Since the September 30, 2025 acquisition, Elo contributed approximately $96 million of Zebra’s consolidated net sales.

The unaudited pro forma net sales of Zebra, assuming that the Elo acquisition was completed on January 1, 2024, were $5,711 million and $5,350 million during the fiscal years ended December 31, 2025 and 2024, respectively. Such unaudited pro forma financial information may not be indicative of the results that would have been obtained had the Elo acquisition actually occurred at the beginning of 2024, nor is it intended to be a projection of future results.

Photoneo
On February 28, 2025, the Company acquired all of the equity interests in Photoneo, a leading developer and manufacturer of 3D machine vision offerings.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The Company’s cash purchase consideration of $62 million was primarily allocated to technology-related intangible assets of $17 million, customer relationship assets of $6 million, and goodwill of $34 million. The technology-related intangible assets and customer relationship assets each have estimated useful lives of 7 years.

The Company utilized estimated fair values as of the acquisition date to allocate the total purchase consideration to the identifiable assets acquired and liabilities assumed. The fair value of the net assets acquired was based on several estimates and assumptions, as well as customary valuation techniques, primarily the excess earnings method for technology and the distributor method for customer relationships.

The $34 million of goodwill, which is deductible for tax purposes, has been allocated to the AVA segment and principally relates to the expansion of our machine vision offerings across several industries.

Acquisition and integration costs
The Company incurred $24 million, $6 million and $6 million of acquisition-related costs during the years ended December 31, 2025, 2024 and 2023, respectively. These costs are included within Acquisition and integration costs on the Consolidated Statements of Operations and are primarily related to third-party transaction and advisory fees, and integration activities associated with our business acquisitions.

Note 6 Goodwill and Other Intangibles

Goodwill
Changes in the net carrying value of goodwill by segment were as follows (in millions):

	CF	AVA	Total
Goodwill as of December 31, 2024	$2,085	$1,806	$3,891
Elo acquisition	776	—	776
Photoneo acquisition	—	34	34
Foreign exchange impact	3	23	26
Goodwill as of December 31, 2025	$2,864	$1,863	$4,727

As discussed in Note 1, Description of Business and Basis of Presentation, the Company changed its operating segments effective in the fourth quarter of 2025. Existing goodwill was reallocated to the new reporting units on a relative fair value basis. No events occurred during the fiscal years ended 2025, 2024 or 2023 that indicated it was more likely than not that our goodwill was impaired. See Note 5, Business Acquisitions for further details related to the Company’s acquisitions and purchase price allocations.

Other Intangibles, net
The balances in Other Intangibles, net consisted of the following (in millions):

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net	Gross Carrying Amount	Accumulated Amortization & Impairment	Net
Amortized intangible assets
Technology and patents	$1,248	$(843)	$405	$949	$(737)	$212
Customer and other relationships	1,079	(693)	386	857	(647)	210
Trade names	85	(67)	18	65	(65)	—
Total	$2,412	$(1,603)	$809	$1,871	$(1,449)	$422

Amortization expense was $114 million, $104 million and $104 million for years ended December 31, 2025, 2024 and 2023, respectively.

In relation to the Company’s decision to dispose of or exit its robotics automation solutions business, we recognized an impairment loss of $34 million on our technology and patent-related intangible assets during the year ended December 31, 2025. See Note 9, Exit and Restructuring Costs for additional information.

Estimated future intangible asset amortization expense is as follows (in millions):

Year Ended December 31,
2026	$149
2027	135
2028	122
2029	94
2030	86
Thereafter	223
Total	$809

Note 7 Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following (in millions):

	December 31,
	2025	2024
Buildings	$114	$99
Land	8	7
Machinery and equipment	422	377
Furniture and office equipment	35	33
Software and computer equipment	79	107
Leasehold improvements	141	115
Projects in progress	60	43
Property, plant and equipment, gross	$859	$781
Less accumulated depreciation	(506)	(476)
Property, plant and equipment, net	$353	$305

Depreciation expense was $71 million, $68 million and $72 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 8 Investments

A rollforward of the Company’s long-term investments is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the period	$110	$113	$113
Loss on long-term investments	(11)	(6)	(1)
Purchases of long-term investments	5	3	1
Proceeds from sale of long-term investments	(1)	—	—
Balance at the end of the period	$103	$110	$113

The carrying value of the Company’s long-term investments are included in Other long-term assets on the Consolidated Balance Sheets. Net gains and losses are included within Other expense, net on the Consolidated Statements of Operations.

Note 9 Exit and Restructuring Costs

In the fourth quarter of 2025, the Company decided to dispose of or exit its robotics automation solutions business in an effort to better align resources with its strategic priorities. In relation to this decision, the Company incurred approximately $55 million in total one-time costs during the year ended December 31, 2025, principally consisting of long-lived asset impairments of $45 million, including an intangible asset impairment of $34 million, an ROU lease asset impairment of $8 million, and property, plant and equipment impairment of $3 million. The other one-time costs consisted of employee severance and working capital charges.

In the fourth quarter of 2025, the Company committed to organizational design changes intended to better meet its strategic objectives and improve cost efficiency (referred to as the “2025 Productivity Plan”), principally within the Europe, Middle East, and Africa (“EMEA”) and North America regions. Exit and restructuring charges associated with the 2025 Productivity Plan, which primarily consisted of employee severance and benefits, were $21 million during the year ended December 31, 2025.

The one-time costs associated with the planned disposal or exit of our robotics automation solutions business and the 2025 Productivity Plan are classified within Exit and restructuring on the Consolidated Statements of Operations.

The Company’s outstanding payment obligations of $23 million associated with the above actions are reflected within Accrued liabilities on the Consolidated Balance Sheets.

A rollforward of the liability associated with the Company’s Exit and restructuring activities is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance as of the beginning of the year	$4	$22	$9
Exit and restructuring charges, excluding long-lived asset impairments and working capital charges	27	17	98
Non-cash utilization	—	(3)	(13)
Cash payments	(8)	(32)	(72)
Balance as of the end of the year	$23	$4	$22

Exit and restructuring costs incurred during the years ended December 31, 2024 and 2023 related to the Company’s 2022 Productivity Plan and 2023 voluntary retirement plan.

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
The Company’s financial assets and liabilities carried at fair value as of December 31, 2025 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$48	$—	$—	$48
Total Assets at fair value	$48	$—	$—	$48
Liabilities:
Foreign exchange contracts (1)	$2	$5	$—	$7
Liabilities related to the deferred compensation plan	48	—	—	48
Total Liabilities at fair value	$50	$5	$—	$55
The Company’s financial assets and liabilities carried at fair value as of December 31, 2024 are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$1	$30	$—	$31
Investments related to the deferred compensation plan	41	—	—	41
Total Assets at fair value	$42	$30	$—	$72
Liabilities:
Liabilities related to the deferred compensation plan	41	—	—	41
Total Liabilities at fair value	$41	$—	$—	$41

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points (Level 2).
•Fair value of hedges against net assets denominated in foreign currencies is calculated at the period-end exchange rate adjusted for current forward points (Level 2). Except, if the hedge has matured but not yet settled as of period end, then the fair value is calculated at the amount at which the hedge is being settled (Level 1).

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of December 31,
	Balance Sheets Classification	2025	2024
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$30
Foreign exchange contracts	Accrued liabilities	(5)	—
Total derivative instruments designated as hedges		$(5)	$30

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$1
Foreign exchange contracts	Accrued liabilities	(2)	—
Total derivative instruments not designated as hedges		$(2)	$1
Total net derivative (liability) asset		$(7)	$31
The following table presents the net gains (losses) from changes in fair values of derivatives that are not designated as hedges (in millions):

	Gains (Losses) Recognized in Income
	Statements of Operations Classification	Year Ended December 31,
		2025	2024	2023
Derivative instruments not designated as hedges:
Foreign exchange contracts	Foreign exchange (loss) gain	$(24)	$4	$(4)
Forward interest rate swaps	Interest expense, net	—	31	9
Total net (loss) gain recognized in income		$(24)	$35	$5

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significantly different as of December 31, 2025 or December 31, 2024.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $39 million of losses for the year ended December 31, 2025, $11 million of gains for the year ended December 31, 2024 and $15 million of losses for the year ended December 31, 2023. As of December 31, 2025 and 2024, the notional amounts of the Company’s foreign exchange cash flow hedges were €582 million and €592 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

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

	December 31,
	2025		2024
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£14		£5
Euro/U.S. Dollar		€92		€146
Euro/Czech Koruna		€13		€16
Japanese Yen/U.S. Dollar		¥395		¥360
Singapore Dollar/U.S. Dollar	S$	16	S$	23
Mexican Peso/U.S. Dollar	Mex$	250	Mex$	142
Polish Zloty/U.S. Dollar	zł	71	zł	53
Net fair value of (liabilities) assets of outstanding contracts		$(2)		$1

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facility, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates on variable rate borrowings by periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions.

The Company had no active interest rate swap agreements during the year ended December 31, 2025.

In 2024, the Company terminated all of its interest rate swap agreements, none of which were designated as hedges, resulting in a $77 million cash receipt that is classified within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Total cash receipts for the fiscal year ended 2024 were $86 million.

Note 12 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	December 31,
	2025	2024
Term Loan A	$1,575	$1,575
Senior Notes	500	500
Revolving Credit Facility	275	—
Receivables Financing Facility	161	108
Total debt	$2,511	$2,183
Less: Unamortized debt issuance costs	(8)	(9)
Less: Unamortized discounts	(2)	(3)
Less: Current portion of debt	(141)	(79)
Total long-term debt	$2,361	$2,092

As of December 31, 2025, the future maturities of debt are as follows (in millions):

2026	$141
2027	1,870
2028	—
2029	—
2030	—
Thereafter	500
Total future maturities of debt	$2,511
All borrowings as of December 31, 2025 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.5 billion and $2.2 billion as of December 31, 2025 and 2024, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the first quarter of 2026 and the majority due upon maturity on May 25, 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of December 31, 2025, the Term Loan A interest rate was 4.97%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

Senior Notes
The Company’s senior unsecured notes (the “Senior Notes”) have a 6.5% fixed interest rate. The Senior Notes mature on June 1, 2032, and interest is payable semi-annually in arrears in June and December of each year. The Company has the option to or could be required to prepay certain outstanding amounts in the event of certain circumstances or transactions.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of December 31, 2025, the Company had letters of credit totaling $10 million, which reduced remaining funds available for borrowings under the Revolving Credit Facility to $1,215 million. As of December 31, 2025, the Revolving Credit Facility had an average interest rate of 4.79%. Upon borrowing, interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

Receivables Financing Facility
As of December 31, 2025, the Company has a Receivables Financing Facility with a borrowing limit of up to $180 million. As collateral, the Company pledges perfected first-priority security interests in its U.S. domestically originated accounts receivable. The Company has accounted for transactions under this facility as secured borrowings. The receivables financing facility matures on March 19, 2027.

As of December 31, 2025, the Company’s Consolidated Balance Sheets included $738 million of gross trade receivables that were pledged under the facility. As of December 31, 2025, $161 million had been borrowed, of which $53 million was classified as current. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of December 31, 2025, the facility had an average interest rate of 4.74%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of December 31, 2025, the Company was in compliance with all debt covenants.

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

The following table presents activities associated with our leases (in millions):

	December 31,
	2025	2024	2023
Fixed lease expenses	$48	$50	$52
Variable lease expenses	17	20	35
Total lease expenses	$65	$70	$87

Cash paid for leases	$67	$72	$82

ROU assets obtained in exchange for lease obligations	$30	$44	$55
Reductions of ROU assets and lease liabilities	(2)	(7)	(1)
Net non-cash increases to ROU assets and lease liabilities	$28	$37	$54

ROU asset impairments	$8	$—	$—

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

ROU assets obtained in exchange for lease obligations include new lease arrangements entered into by the Company, contract modifications that extend lease terms and/or provide us additional rights, changes in assessments that render it reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period, as well as lease arrangements obtained through acquisitions.

Reductions of the Company’s ROU assets and lease liabilities generally relate to contract modifications to lease agreements that result in a reduction to future minimum lease payments, as well as changes in assessments that render it no longer reasonably certain that lease renewal options will be exercised based on facts and circumstances that arose during the period.

In relation to the Company’s decision to dispose of or exit its robotics automation solutions business, we recognized an impairment loss of $8 million on an ROU asset during the year ended December 31, 2025. See Note 9, Exit and Restructuring Costs for additional information related to the financial statement impacts of these actions.

The weighted average remaining term of the Company’s leases was approximately 5 years as of December 31, 2025 and 6 years each as of December 31, 2024 and 2023. The weighted average discount rate used to measure the ROU assets and lease liabilities was approximately 6% each as of December 31, 2025, 2024 and 2023.
Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows (in millions):

2026	$49
2027	41
2028	38
2029	32
2030	26
Thereafter	48
Total future minimum lease payments	$234
Less: Interest	(39)
Present value of lease liabilities	$195

Reported as of December 31, 2025:
Current portion of lease liabilities	$38
Long-term lease liabilities	157
Present value of lease liabilities	$195

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Revenues earned from lease arrangements under which the Company is a lessor during the years ended December 31, 2025, 2024 and 2023 were not significant.

Note 14 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	December 31,
	2025	2024
Incentive compensation	$150	$174
Unremitted cash collections due to banks on factored accounts receivable	84	51
Payroll and benefits	75	76
Customer rebates	63	56
Current portion of lease liabilities	38	36
Current portion of warranty liabilities	28	26
Freight and duty	26	12
Exit and restructuring	23	4
Other	71	68
Accrued liabilities	$558	$503

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Year Ended December 31,
Warranty Reserve	2025	2024	2023
Balance at the beginning of the year	$26	$27	$26
Acquisitions	2	—	—
Warranty expense	39	28	29
Warranties fulfilled	(33)	(29)	(28)
Balance at the end of the year	$34	$26	$27

The current and long-term portions of our warranty obligations, detailed in the table above, are included on the Consolidated Balance Sheets within Accrued liabilities and Other long-term liabilities, respectively.

Commitments
The Company has a limited number of multi-year purchase commitments, primarily related to semiconductors and cloud services, which contain minimum purchase requirements and are non-cancellable. Commitments under these multi-year contracts, which exclude routine purchase orders for goods and services, are as follows (in millions):

2026	$59
2027	35
2028	3
2029	1
2030	1
Thereafter	2
Total	$101

We record a liability for non-cancellable purchase commitments for quantities in excess of our forecasted demand consistent with the assessment of net realizable value of our inventory. There was no liability for these purchase commitments as of December 31, 2025 or 2024.

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

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of December 31, 2025, the Company had 1,279,139 shares of Class A Common Stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans and associated income tax benefit, excluding the effects of excess tax benefits or shortfalls, are included in the Consolidated Statements of Operations as follows (in millions):

	Year Ended December 31,
Compensation costs and related income tax benefit	2025	2024	2023
Cost of sales	$12	$9	$6
Selling and marketing	36	27	16
Research and development	51	36	25
General and administration	76	38	19
Total compensation expense	$175	$110	$66
Income tax benefit	$29	$18	$13

As of December 31, 2025, the total unearned compensation cost related to the Company’s share-based compensation plans was $138 million, which will be recognized over the weighted average remaining service period of approximately 1.4 years.

The majority of the Company’s share-based compensation awards are issued as part of its employee and non-employee director incentive program each fiscal year. Beginning in 2025, the annual employee equity incentive awards were granted in the first quarter. The non-employee director equity awards will continue to be granted in the second quarter. The Company also issues awards associated with recently acquired companies and other off-cycle events. The majority of the Company’s share-based compensation is comprised of stock-settled awards. The Company’s 2025 award agreement provisions resulted in accelerated recognition of compensation cost in the year of award as compared to previous awards.

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

A summary of the Company’s restricted and performance stock-settled awards for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31, 2025
	RSUs		PSUs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	482,067	$295.39	241,946	$304.44
Granted	360,927	292.50	98,404	306.77
Released	(221,552)	298.86	(65,647)	362.95
Forfeited	(17,643)	296.72	(2,379)	292.45
Outstanding at end of year	603,799	$292.35	272,324	$291.28

	Year Ended December 31, 2024
	RSUs		PSUs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	437,379	$299.19	195,932	$334.59
Granted	277,390	309.99	88,029	309.05
Released	(210,972)	322.67	(35,597)	482.42
Forfeited	(21,730)	293.83	(6,418)	304.52
Outstanding at end of year	482,067	$295.39	241,946	$304.44

	Year Ended December 31, 2023
	RSUs		PSUs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	242,732	$404.19	105,928	$406.89
Granted	336,168	260.31	104,620	258.57
Released	(95,837)	412.47	(64)	482.42
Forfeited	(45,684)	332.66	(14,552)	313.74
Outstanding at end of year	437,379	$299.19	195,932	$334.59

Stock Appreciation Rights (“SARs”)
SARs were previously granted as part of the Company’s annual share-based compensation incentive program. Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances. The intrinsic value of remaining outstanding and exercisable SARs were $16 million and $54 million as of December 31, 2025,and 2024, respectively. The weighted-average remaining contractual life of SARs was less than 1 year as of December 31, 2025, with all of remaining SARs expiring by 2027.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards and typically have a vesting period of three years. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of share-equivalents granted, net of forfeitures. The fair value for all cash-settled awards and the expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Cash settlement is based on the fair value of share equivalents at the time of vesting, which was $14 million, $13 million and $9 million during the years ended December 31, 2025, 2024 and 2023, respectively. Share-equivalents issued under these programs totaled 79,663, 59,266 and 45,460 during the years ended December 31, 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of December 31, 2025, 1,261,305 shares remained available for future purchase.

Note 16 Income Taxes

The geographical sources of income before income taxes were as follows (in millions)

	Year Ended December 31,
	2025	2024	2023
Domestic	$360	$486	$167
Foreign	200	149	167
Total	$560	$635	$334
Income tax expense (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Federal (national)	$81	$46	$(3)
State	16	17	1
Foreign	44	44	40
Total	$141	$107	$38

The Company’s effective tax rates were 25.2%, 16.9% and 11.4% for the years ended December 31, 2025, 2024 and 2023, respectively.

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate is provided below (in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$118	21.0%	$133	21.0%	$70	21.0%
State and Local Income Taxes, net of federal income tax effect(1)	12	2.2	16	2.5	1	0.2
Foreign Tax Effects
Singapore
Statutory tax rate difference between Singapore and United States	(1)	(0.3)	(1)	(0.2)	(4)	(1.1)
Other	—	—	1	0.1	—	—
Canada
Changes in valuation allowance	(21)	(3.8)	(5)	(0.8)	5	1.4
Other	—	—	3	0.4	(7)	(2.1)
Luxembourg
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—	15	2.3	—	—
Changes in valuation allowance	—	—	(13)	(2.1)	—	0.1
Other	—	—	(1)	(0.2)	—	—
Other Foreign Jurisdictions	9	1.6	—	0.1	—	—
Effect of Cross-border Tax Laws	1	0.1	(37)	(5.8)	(18)	(5.4)
U.S. Federal Tax Credits
Research and development tax credits	(10)	(1.8)	(14)	(2.2)	(19)	(5.7)
Nontaxable or nondeductible U.S. Federal Items
Officers' Comp §162(m) & Share-based Comp	19	3.4	8	1.3	8	2.4
Other	7	1.2	1	0.2	1	0.3
Changes in Unrecognized Tax Benefits	8	1.5	3	0.5	1	0.3
Other Adjustments
Other	(1)	0.1	(2)	(0.2)	—	—
Effective Tax Rate	$141	25.2%	$107	16.9%	$38	11.4%

(1)State taxes in Kentucky and Illinois made up the majority (greater than 50%) of the tax effect in this category (2023-2025)

For the year ended December 31, 2025, the Company’s effective tax rate was higher than the federal statutory rate of 21% due primarily to expense related to foreign earnings subject to U.S. taxation as a result of 2025 U.S tax legislation, taxes related to impacts of U.S. share-based compensation, increased reserves for uncertain tax positions, and U.S. state income taxes, partly offset by the generation of U.S. tax credits and the release of certain Canadian valuation allowance reserves. For the year ended December 31, 2024, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefit related to foreign earnings subject to U.S. taxation, and the generation of tax credits. For the year ended December 31, 2023, the Company’s effective tax rate was lower than the federal statutory rate of 21% primarily due to the tax benefit related to foreign earnings subject to U.S. taxation, remeasurements of deferred taxes, and the generation of tax credits.

The Organization for Economic Co-Operation and Development (OECD) has implemented a global minimum tax framework of 15% for companies with annual revenues greater than €750 million, referred to as Pillar 2. Aspects of Pillar 2 are effective beginning January 1, 2024 and 2025, in various jurisdictions in which the Company operates. There is uncertainty about whether the U.S. will enact legislation to adopt Pillar 2. As a result of the Company’s operational footprint, Management has assessed the jurisdictions where legislation is enacted and applicable Transitional Safe Harbor provisions, and has accrued an immaterial impact on the Company’s financial results.

The Company earns a significant amount of its operating income outside of the U.S. that is taxed at rates different than the U.S. federal statutory rate. The Company’s principal foreign jurisdictions that provide sources of operating income are the U.K. and Singapore. In Singapore, the Company previously benefited from an incentivized corporate income tax rate from the Singapore Economic Development Board of 10.5% and a full exemption from withholding taxes. Without these benefits, the corporate tax rate in Singapore is 17% and the withholding tax rate is 10%. The Company decided to forgo a renewal of this benefit beyond 2023; therefore the 2024 and 2025 tax rate is computed using the standard corporate rate of 17%. Under current U.S. Foreign

Tax Credit rules, any withholding taxes paid are creditable for U.S. tax purposes, negating any impact of the increased withholding rate.

Income taxes paid, net of refunds received, were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal Taxes	$65	$76	$130
State and Local Taxes
Illinois	1	9	5
Kentucky	8	11	3
Other States	7	10	8
Foreign Taxes
United Kingdom	8	—	74
Singapore	17	3	16
Other Foreign	28	15	16
Total	$134	$124	$252

Tax effects of temporary differences that resulted in deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Capitalized research expenditures	$219	$292
Deferred revenue	103	102
Tax credits	43	45
Net operating loss carryforwards	380	400
Other accruals	59	34
Inventory items	21	24
Sales return/rebate reserve	89	53
Share-based compensation expense	26	16
Legal accrual	1	1
Lease liabilities	23	24
Valuation allowance	(383)	(404)
Total deferred tax assets	$581	$587
Deferred tax liabilities:
Depreciation and amortization	162	83
Unrealized gains and losses on securities and investments	7	22
Undistributed earnings	4	3
Right of use lease assets	19	19
Other	7	5
Total deferred tax liabilities	$199	$132
Net deferred tax assets	$382	$455

For tax years beginning in 2025, the One Big Beautiful Bill Act of 2025 allows taxpayers to immediately deduct domestic research and experimental expenditures paid or incurred in all tax years beginning after December 31, 2024. Furthermore, taxpayers are permitted to elect to accelerate the remaining deductions of the previously capitalized domestic expenditures over a one- or two-year period in lieu of the amortization otherwise to be recognized. The Company is taking the position to accelerate the previously capitalized expenditures in 2025 and to also make the election of I.R.C. 59(e) to capitalize the current year’s domestic expenditures and amortize over 10 years.

The Company’s valuation allowance consists of certain net operating loss (“NOL”) and credit carryforwards for which the Company believes it is more likely than not that a tax benefit will not be realized. With respect to all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize a tax benefit. The Company’s valuation allowance decreased by $21 million from 2024, primarily due to the release of certain Canadian valuation allowance reserves.

As of December 31, 2025, the Company had approximately $380 million (tax effected) of “NOLs” and $43 million of credit carryforwards. Approximately $161 million of NOLs will expire beginning in 2025 through 2044, and $29 million of credits will expire beginning in 2025 through 2045, with the remaining amounts of NOLs and credit carryforwards having no expiration dates.

The Company is subject to the GILTI, BEAT and FDII provisions for which we recorded an income tax expense of $1 million for the year ended December 31, 2025, and an income tax benefit of $38 million and $16 million for the years ended December 31, 2024 and 2023, respectively. These impacts are included in the calculation of the Company’s effective tax rate.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year ended December 31,
	2025	2024
Balance at beginning of year	$30	$17
Additions for tax positions related to the current year	14	14
Lapse of statutes	(1)	(1)
Balance at end of year	$43	$30

As of December 31, 2025 and December 31, 2024, there were $21 million and $13 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Additionally, fiscal years 2009 through 2024 remain open to examination by multiple foreign and U.S. state taxing jurisdictions.

As of December 31, 2025, no significant uncertain tax positions are expected to be settled within the next twelve months. Due to uncertainties in any tax audit or litigation outcome, the Company’s estimates of the ultimate settlements of uncertain tax positions may change and the actual tax benefits may differ significantly from estimates.

The Company did not recognize expense or benefit associated with interest and penalties related to income tax matters during the years ended December 31, 2025 and 2024. The Company has included $4 million of estimated interest and penalty obligations within Other long-term liabilities on the Consolidated Balance Sheets each as of December 31, 2025 and 2024.

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

Earnings per share (in millions, except share data):

	Year Ended December 31,
	2025	2024	2023
Basic:
Net income	$419	$528	$296
Weighted-average shares outstanding	50,820,589	51,494,957	51,378,051
Basic earnings per share	$8.24	$10.25	$5.75

Diluted:
Net income	$419	$528	$296
Weighted-average shares outstanding	50,820,589	51,494,957	51,378,051
Dilutive shares	391,806	384,752	332,911
Diluted weighted-average shares outstanding	51,212,395	51,879,709	51,710,962
Diluted earnings per share	$8.18	$10.18	$5.72

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 84,000, 46,278 and 129,856 shares that were anti-dilutive for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The changes in each component of AOCI during the three years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2022	$(11)	$(55)	$(66)
Other comprehensive (loss) income before reclassifications	(7)	6	(1)
Amounts reclassified from AOCI(1)	15	—	15
Tax effect	(2)	—	(2)
Other comprehensive income, net of tax	6	6	12
Balance at December 31, 2023	(5)	(49)	(54)
Other comprehensive income (loss) before reclassifications	47	(17)	30
Amounts reclassified from AOCI(1)	(11)	—	(11)
Tax effect	(9)	—	(9)
Other comprehensive income (loss), net of tax	27	(17)	10
Balance at December 31, 2024	22	(66)	(44)
Other comprehensive (loss) income before reclassifications	(74)	52	(22)
Amounts reclassified from AOCI(1)	39	—	39
Tax effect	9	—	9
Other comprehensive income (loss), net of tax	(26)	52	26
Balance at December 31, 2025	$(4)	$(14)	$(18)

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

During the years ended December 31, 2025, 2024 and 2023, the Company received cash proceeds of $560 million, $1,019 million and $1,404 million, respectively, from the sales of accounts receivables under its factoring arrangements. As of December 31, 2025 and 2024, there were a total of $10 million and $28 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $84 million and $51 million of obligations that were not yet remitted to the bank as of December 31, 2025 and 2024, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

Fees incurred in connection with these arrangements are included within Other expense, net on the Consolidated Statements of Operations and were $3 million, $9 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 20 Segment Information & Geographic Data

Segment results
Effective in the fourth quarter of 2025, we realigned our reportable segments from the former EVM and AIT segments to two new segments: CF and AVA. The CF segment consists of our mobile computing products, and related services and software-based offerings that were formerly part of our EVM segment. The AVA segment consists of our barcode and card printing products and related supplies and sensors, RFID and RTLS offerings, and related services that collectively represented our former AIT segment, as well as our data capture, and machine vision offerings and related services that were formerly part of our EVM segment. This change aligns with how we are operating our business to advance our strategy and the level of detailed financial information reviewed by our chief operating decision-maker going forward. Also effective in the fourth quarter of 2025, share-based compensation expense is excluded from the measurement of segment operating results. Historical segment results have been recasted to confirm with current period presentation. As previously discussed, the results of operations for Elo and Photoneo are included in the CF and AVA segments, respectively.

The reportable segments have been identified based on the financial data utilized by the Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) to assess segment performance and allocate resources among the Company’s segments. The CODM reviews operating income to assess segment profitability monthly as well as part of the Company’s budget and forecasting process. The CODM assesses the profitability of each segment relative to its long-term growth objectives in evaluating resource allocation priorities. Segment assets are not reviewed by the Company’s CODM and therefore are not disclosed below.

Financial information by segment is presented as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net sales:
CF	$2,960	$2,714	$2,280
AVA	2,436	2,267	2,304
Total Net sales	$5,396	$4,981	$4,584
Cost of sales:
CF	$1,564	$1,380	$1,249
AVA	1,217	1,179	1,206
Corporate (3)	22	9	6
Total Cost of sales	$2,803	$2,568	$2,461
Operating expenses:
CF (1)	$811	$775	$703
AVA(1)	705	668	671
Corporate (3)	377	228	268
Total Operating expenses	$1,893	$1,671	$1,642
Operating income:
CF (2)	585	559	328
AVA (2)	514	420	427
Total segment operating income	$1,099	$979	$755
Corporate (3)	(399)	(237)	(274)
Total Operating income	$700	$742	$481

(1)CF and AVA segment operating expenses include Selling and marketing, Research and development, and General and administrative expenses, excluding the amounts classified within Corporate.

(2)CF and AVA segment operating income includes depreciation expense proportionate to each segment’s Net sales.

(3)To the extent applicable, amounts included in Corporate consist of Share-based Compensation, Amortization of intangible assets, Acquisition and integration costs, Exit and restructuring costs, as well as certain other non-recurring costs (impairment of goodwill and other intangible assets, and business acquisition purchase accounting adjustments).

Sales to significant customers
The Company has three customers, who are distributors of the Company’s offerings, that individually accounted for more than 10% of total Company Net sales during the years ended December 31, 2025, 2024 and 2023. The approximate percentage of Company total Net sales by segment to these customers were as follows:

	Year Ended December 31,
	2025			2024			2023
	CF	AVA	Total	CF	AVA	Total	CF	AVA	Total
Customer A	16%	13%	29%	11%	10%	21%	8%	10%	18%
Customer B	8%	7%	15%	10%	9%	19%	6%	8%	14%
Customer C	9%	6%	15%	8%	6%	14%	6%	6%	12%
These customers accounted for 31%, 14% and 13%, respectively, of accounts receivable as of December 31, 2025, and 24%, 13% and 11%, respectively, of accounts receivable as of December 31, 2024. No other customer accounted for more than 10% of total Net sales during the years ended December 31, 2025, 2024 or 2023, or more than 10% of outstanding accounts receivable as of December 31, 2025 or 2024.

Geographic data
Information regarding the Company’s operations by geographic area is contained in the following tables. Net sales amounts are attributed to geographic area based on customer location.

Net sales by region were as follows (in millions)(1):

	Year Ended December 31,
	2025	2024	2023
North America	$2,695	$2,492	$2,353
EMEA	1,724	1,635	1,433
Asia-Pacific	613	526	513
Latin America	364	328	285
Total Net sales	$5,396	$4,981	$4,584
(1)Certain current year and prior period net sales have been recast to appropriately reflect customer location, with no impact to Zebra’s consolidated net sales.

The U.S. and Germany were the only countries that accounted for more than 10% of the Company’s net sales in 2025, 2024 and 2023. Net sales during these years were as follows (in millions)(1):

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,643	$2,431	$2,277
Germany	864	797	682
Other	1,889	1,753	1,625
Total Net sales	$5,396	$4,981	$4,584
(1)Certain prior period net sales transactions have been recast to appropriately reflect customer location, with no impact to Zebra’s consolidated net sales.

Geographic data for long-lived assets is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
North America	$371	$341	$338
EMEA	60	56	61
Asia-Pacific	72	69	73
Latin America	16	6	6
Total long-lived assets	$519	$472	$478

For the purpose of this disclosure, long-lived assets are defined by the Company as property, plant and equipment and ROU assets. Primarily all of the Company’s long-lived assets in the North America region are located in the U.S.

Note 21 Subsequent Event

On February 4, 2026, the Company’s Board of Directors authorized additional share repurchases of up to $1 billion of outstanding shares of common stock. This share repurchase authorization is in addition to, and does not supersede, the existing share repurchase authorization made in 2022. Like the Company’s existing share repurchase authorization, repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as released in 2013. Based on this assessment and those criteria, our management believes that, as of December 31, 2025, our internal control over financial reporting is effective.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations of Elo Holdings, Inc., which are included in our 2025 consolidated financial statements and constituted 2% of total assets as of December 31, 2025 and 2% of revenues for the year then ended.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Zebra’s internal control over financial reporting. Ernst & Young LLP’s report is included in the latter portion of this Item 9A.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Zebra Technologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Zebra Technologies Corporation and subsidiaries internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zebra Technologies Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elo Holdings, Inc., which is included in the 2025 consolidated financial statements of the Company and constituted 2% of total assets as of December 31, 2025 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Elo Holdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 12, 2026

Item 9B.Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

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
All other information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance,” “Election of Directors,” “Board Effectiveness – Board Structure and Meeting Attendance,” “Executive Officers,” and “Delinquent Section 16(a) Reports.”

Item 11.Executive Compensation
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance – Director Compensation,” “Executive Compensation – Compensation and Culture Committee Interlocks and Insider Participation” and “Compensation and Culture Committee Report.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Ownership of our Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Corporate Governance – Related Party Transactions,” “Corporate Governance – Director Independence and Overboarding,” “Election of Directors,” and “Board Effectiveness – Board Structure and Meeting Attendance.”

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

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date or Period End Date	Filed or Furnished Within
1.1	Stock Purchase Agreement, dated as of August 3, 2025 among Zebra Technologies Corporation, Elo Investors, L.P., and Elo Holdings, Inc.	8-K	2.1	August 5, 2025
3.1(i)	Restated Certificate of Incorporation of the Company.	8-K	3.1(i)	August 6, 2012
3.1(ii)	Amended and Restated By-Laws of Zebra Technologies Corporation dated October 30, 2025	8-K	3.1	November 5, 2025
4.1	Specimen stock certificate representing Class A Common Stock.	10-K	4.1	December 31, 2017
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act	10-K	4.2	December 31, 2019
4.3	Indenture, dated as of May 28, 2024, by and among Zebra Technologies Corporation, Temptime Corporation, Zebra Technologies International, LLC and U.S. Bank Trust Company, National Association	8-K	4.1	May 22, 2024
4.4	Form of 6.500% Senior Notes due 2032 (included in the Indenture – Exhibit 4.3)	8-K	4.2	May 22, 2024
10.1	Employee Agreement between Nathan Winters and the Company Dated January 11, 2021. +	10-K	10.1	December 31, 2020
10.2	Form of indemnification agreement between Zebra Technologies Corporation and each director and executive officer.	10-K	10.6	December 31, 2016
10.3	2011 Long-Term Incentive Plan (Amended and Restated as of May 15, 2014). +	10-Q	10.1	June 28, 2014
10.4	2015 Long-Term Incentive Plan. +	10-K	10.11	December 31, 2017
10.5	2018 Long-Term Incentive Plan. +	S-8	4.1	June 1, 2018
10.6	2005 Executive Deferred Compensation Plan, as amended and restated as of January 1, 2022. +	10-K	10.6	December 31, 2021
10.7	Employment Agreement between Zebra Technologies Corporation and William Burns dated as of March 1, 2023 +	8-K	10.1	December 8, 2022

10.8	Form of 2019 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 29, 2019
10.9	Form of 2020 stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.2	June 27, 2020
10.10	Form of 2021 stock settled stock appreciation rights agreement for employees other than the CEO. +	10-Q	10.3	July 3, 2021
10.11	Form of 2022 stock appreciation rights agreement for employees other than the CEO +	10-Q	10.3	July 2, 2022
10.12	Form of 2023 stock-settled stock appreciation rights agreement for employees (including the CEO). +	10-Q	10.3	July 1, 2023
10.13	Form of 2024 stock-settled stock appreciation rights agreement for employees (including the CEO). +	10-Q	10.3	June 29, 2024
10.14	Form of 2013-16 time-vested stock appreciation rights agreement for CEO. +	10-Q	10.4	March 30, 2013
10.15	Form of 2019 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 29, 2019
10.16	Form of 2020 stock appreciation rights agreement for CEO. +	10-Q	10.5	June 27, 2020
10.17	Form of 2023 time-restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.2	July 1, 2023
10.18	Form of 2024 time-restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.2	June 29, 2024
10.19	Form of 2025 time-vested restricted stock unit agreement for all employees (including the CEO)	10-Q	10.2	April 29, 2025
10.20	Form of 2023 performance-vested restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.1	July 1, 2023
10.21	Form of 2024 performance-vested restricted stock unit agreement for all employees (including the CEO). +	10-Q	10.1	June 29, 2024
10.22	Form of 2025 performance-vested restricted stock unit agreement for all employees (including the CEO)	10-Q	10.1	April 29, 2025
10.23	Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.1	July 1, 2017
10.24	Amendment No. 1, dated May 31, 2018, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014), by and among Zebra, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc.	10-Q	10.7	June 30, 2018
10.25	Amendment No. 2, dated August 9, 2019, to the Amended and Restated Credit Agreement of July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.1	September 28, 2019
10.26	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018, Amendment No. 2 dated August 9, 2019, and Amendment No. 3 dated May 25, 2022), by and among, Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.7	July 2, 2022
10.27	Conformed Amended and Restated Credit Agreement, dated July 26, 2017 (originally dated as of October 27, 2014 and amended by Amendment No. 1 dated May 31, 2018 and Amendment No. 2 dated August 9, 2019), by and among Zebra, the lenders party thereto, JPMorgan Chase Bank, N.A.	10-Q	10.2	September 28, 2019
10.28	364-Day Credit Agreement dated September 1, 2020, by and among, Zebra, the lenders party thereto, and JPMorgan Chase Bank, N.A.	10-Q	10	September 26, 2020
10.29	Office Lease dated November 14, 2013 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.34	December 31, 2017

10.30	First Amendment to Lease dated June 6, 2014 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-K	10.35	December 31, 2017
10.31	Second Amendment to Lease dated as of June 1, 2022 between Griffin Capital Corporation (as assignee from Northwestern Mutual Life Insurance Company) and Zebra Technologies Corporation.	10-Q	10.6	July 2, 2022
10.32	Receivables Purchase Agreement dated as of December 1, 2017 among Zebra Technologies International, LLC, as the Originator, and Zebra Technologies RSC, LLC, as Buyer.	10-K	10.36	December 31, 2017
10.33	Receivables Financing Agreement, dated as of December 1, 2017, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC.	10-K	10.37	December 31, 2017
10.34	Second Amendment to Receivables Financing Agreement, dated as of March 19, 2021 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	April 3, 2021
10.35	Third Amendment to Receivables Financing Agreement, dated as of March 19, 2024 by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies, LLC, and PNC Capital Markets, LLC	10-Q	10	March 30, 2024
10.36	Master Accounts Receivable Purchase Agreement dated December 19, 2018 among Zebra Technologies Europe Limited, Zebra Technologies Corporation, and MUFG Bank, Ltd.	10-K	10.43	December 31, 2018
10.37	Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-Q	10.7	June 27, 2020
10.38	First Deed of Amendment relating to the Master Framework Agreement dated April 29, 2020 among Zebra Technologies Europe Limited, Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Ester Finance Titrisation, Credit Agricole Corporate & Investment Bank and Credit Agricole Leasing & Factoring	10-K	10.50	December 31, 2020
10.39	English Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Europe Limited, Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.8	June 27, 2020
10.40	Singapore Receivables Purchase Agreement dated April 29, 2020 Zebra Technologies Asia Pacific PTE.LTD., Zebra Technologies Corporation, Credit Agricole Corporate & Investment Bank, Credit Agricole Leasing & Factoring, and Ester Finance Titrisation	10-Q	10.9	June 27, 2020
19	Securities Transactions and Confidentiality Policy	10-K	19	December 31, 2024
21	Subsidiaries of the Company.				X
23	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Accounting Restatement Clawback Policy	10-K	97	December 31, 2023
101
The following financial information from Zebra Technologies Corporation Annual Report on Form 10-K, for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

+    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February 2026.

ZEBRA TECHNOLOGIES CORPORATION
By: /s/ William J. Burns
William J. Burns
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Burns William J. Burns	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
/s/ Nathan Winters Nathan Winters	Chief Financial Officer (Principal Financial Officer)	February 12, 2026

/s/ Colleen M. O’Sullivan Colleen M. O’Sullivan	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026

/s/ Anders Gustafsson Anders Gustafsson	Chair of the Board	February 12, 2026

/s/ Michael A. Smith Michael A. Smith	Lead Independent Director	February 12, 2026

/s/ Linda M. Connly Linda M. Connly	Director	February 12, 2026

/s/ Nelda J. Connors Nelda J. Connors	Director	February 12, 2026

/s/ Satish Dhanasekaran Satish Dhanasekaran	Director	February 12, 2026

/s/ Ross W. Manire Ross W. Manire	Director	February 12, 2026

/s/ Mary McDowell Mary McDowell	Director	February 12, 2026

/s/ Kenneth B. Miller Kenneth B. Miller	Director	February 12, 2026

/s/ Frank B. Modruson Frank B. Modruson	Director	February 12, 2026

/s/ Janice M. Roberts Janice M. Roberts	Director	February 12, 2026