Form 10-Q
period 2026-04-04
ZEBRA TECHNOLOGIES CORP
filed 2026-05-12
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of May 5, 2026, there were 47,633,392 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED APRIL 4, 2026

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 4, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114	$125
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of April 4, 2026 and December 31, 2025	733	801
Inventories, net	692	729
Income tax receivable	30	31
Prepaid expenses and other current assets	126	110
Total Current assets	1,695	1,796
Property, plant and equipment, net	350	353
Right-of-use lease assets	170	166
Goodwill	4,709	4,727
Other intangibles, net	765	809
Deferred income taxes	410	414
Other long-term assets	233	237
Total Assets	$8,332	$8,502
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$264	$141
Accounts payable	581	695
Accrued liabilities	459	558
Deferred revenue	434	446
Income taxes payable	25	12
Total Current liabilities	1,763	1,852
Long-term debt	2,387	2,361
Long-term lease liabilities	158	157
Deferred income taxes	32	32
Long-term deferred revenue	398	396
Other long-term liabilities	124	116
Total Liabilities	4,862	4,914
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	866	814
Treasury stock at cost, 23,768,847 and 22,558,911 shares as of April 4, 2026 and December 31, 2025, respectively	(2,787)	(2,488)
Retained earnings	5,414	5,279
Accumulated other comprehensive loss	(24)	(18)
Total Stockholders’ Equity	3,470	3,588
Total Liabilities and Stockholders’ Equity	$8,332	$8,502
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales:
Tangible products	$1,231	$1,062
Services and software	264	246
Total Net sales	1,495	1,308
Cost of sales:
Tangible products	623	542
Services and software	130	121
Total Cost of sales	753	663
Gross profit	742	645
Operating expenses:
Selling and marketing	189	161
Research and development	165	151
General and administrative	127	111
Amortization of intangible assets	37	24
Acquisition and integration costs	1	3
Exit and restructuring costs	8	—
Total Operating expenses	527	450
Operating income	215	195
Other (loss) income, net:
Foreign exchange loss	—	(5)
Interest expense, net	(37)	(23)
Other expense, net	(11)	(2)
Total Other expense, net	(48)	(30)
Income before income tax	167	165
Income tax expense	32	29
Net income	$135	$136
Basic earnings per share	$2.74	$2.64
Diluted earnings per share	$2.72	$2.62
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$135	$136
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on sales hedging	13	(28)
Foreign currency translation adjustment	(19)	7
Comprehensive income	$129	$115
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	49,592,946	$1	$814	$(2,488)	$5,279	$(18)	$3,588
Net share issuances and tax withholding payments related to share-based compensation plans	84,092	—	(6)	1	—	—	(5)
Share-based compensation	—	—	58	—	—	—	58
Repurchase of common stock	(1,294,028)	—	—	(300)	—	—	(300)
Net income	—	—	—	—	135	—	135
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	(19)	(19)
Balance at April 4, 2026	48,383,010	$1	$866	$(2,787)	$5,414	$(24)	$3,470

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	6,550	—	(1)	—	—	—	(1)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(374,358)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	7	7
Balance at March 29, 2025	51,138,251	$1	$719	$(2,025)	$4,996	$(65)	$3,626

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$135	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	41
Loss on sale of investments	15	—
Share-based compensation	58	51
Deferred income taxes	—	(23)
Gain on sale of business	(5)	—
Other, net	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	67	84
Inventories, net	34	15
Other assets	(12)	3
Accounts payable	(119)	(76)
Accrued liabilities	(67)	(110)
Deferred revenue	(11)	16
Income taxes	24	42
Other operating activities	—	(2)
Net cash provided by operating activities	176	178
Cash flows from investing activities:
Acquisition of business	—	(62)
Proceeds from the sale of business	9	—
Purchases of property, plant and equipment	(13)	(20)
Proceeds from sale of long-term investments	1	—
Other investing activities	1	—
Net cash used in investing activities	(2)	(82)
Cash flows from financing activities:
Payments of debt	(37)	—
Proceeds from issuance of debt	186	—
Payments for repurchases of common stock	(300)	(125)
Net payments related to share-based compensation plans	(5)	(1)
Change in unremitted cash collections from servicing factored receivables	(29)	2
Other financing activities	—	5
Net cash used in financing activities	(185)	(119)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(11)	(22)
Cash and cash equivalents at beginning of period	125	901
Cash and cash equivalents at end of period	$114	$879
Supplemental disclosures of cash flow information:
Income taxes paid	$15	$9
Interest paid	$26	$16
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

In the fourth quarter of 2025, the Company’s reportable segments changed to Connected Frontline (“CF”) and Asset Visibility & Automation (“AVA”). This change aligns with how we are operating our business to advance our strategy and the level of detailed financial information reviewed by our chief operating decision-maker going forward. Historical segment results have been recast to conform with the current period presentation. These changes did not have an impact on our results of operations, cash flows, or financial condition.

Management prepared these unaudited interim consolidated financial statements according to the rules and regulations of the Securities and Exchange Commission for interim financial information and notes. As permitted under Article 10 of Regulation S-X and the instructions of Form 10-Q, these consolidated financial statements do not include all the information and notes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements, although management believes that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of April 4, 2026 and the Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity, and Cash Flows for the three months ended April 4, 2026 and March 29, 2025. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2026.

Note 2 Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Significant Accounting Policies within Part II, Item 8 “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2025. Other than our adoption of Accounting Standards Update (“ASU”) No. 2025-05, there have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.

In the current quarter, the Company adopted ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a prospective practical expedient to assume that current conditions as of the balance sheet date will remain unchanged while estimating the expected credit losses on accounts receivables and contract assets. The Company elected to apply the practical expedient beginning January 1, 2026. This ASU did not have an impact to the Company’s consolidated financial statements.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	April 4, 2026			March 29, 2025
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
CF	$609	$216	$825	$481	$203	$684
AVA	622	48	670	581	43	624
Total	$1,231	$264	$1,495	$1,062	$246	$1,308

In addition, refer to Note 18, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregate transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.15 billion and $1.17 billion, inclusive of deferred revenue, as of April 4, 2026 and December 31, 2025, respectively. On average, remaining performance obligations as of April 4, 2026 and December 31, 2025 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $10 million and $12 million as of April 4, 2026 and December 31, 2025, respectively. These contract assets result from timing differences between billing and satisfying performance obligations, inclusive of any impacts from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the three months ended April 4, 2026 and March 29, 2025, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $832 million and $842 million as of April 4, 2026 and December 31, 2025, respectively. During the three months ended April 4, 2026, the Company recognized $154 million in revenue that was previously included in the deferred revenue balance as of December 31, 2025. During the three months ended March 29, 2025, the Company recognized $141 million in revenue that was previously included in the deferred revenue balance as of December 31, 2024.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	April 4, 2026	December 31, 2025
Raw materials (1)	$224	$230
Work in process	8	7
Finished goods	460	492
Total Inventories, net	$692	$729

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

On September 30, 2025, the Company acquired Elo Holdings, Inc. (“Elo Touch”) for $1,303 million. The Company utilized estimated fair values as of the acquisition date to allocate the purchase consideration to the identifiable assets acquired and liabilities assumed. The purchase price allocation remains preliminary as of April 4, 2026 and subject to adjustment during the measurement period, which is up to one year from the acquisition date. No measurement period adjustments were recorded during the quarter ended April 4, 2026. The primary fair value estimates still considered preliminary include intangible assets and income tax-related items.

Note 6 Investments

A rollforward of the Company’s long-term investments is as follows (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Balance at the beginning of the period	$103	$110
Losses on sale of long-term investments	(15)	—
Long-term investment acquired in exchange for sale of business	9	—
Proceeds from sale of long-term investments	(1)	—
Balance at the end of the period	$96	$110

As further described in Note 7 Exit and Restructuring Activities, the Company acquired a long-term investment in the first quarter of 2026 as part of the consideration received for the sale of its robotics automation business.

The carrying value of the Company’s long-term investments are included in Other long-term assets on the Consolidated Balance Sheets. Net gains and losses are included within Other expense, net on the Consolidated Statements of Operations.

Note 7 Exit and Restructuring Activities
Robotics automation
On March 27, 2026, the Company completed the sale of its robotics automation business to Skild AI. A summary of the net assets sold, consideration received, and resulting net gain, are as follows (in millions):

Consideration received from the sale of business:
Cash	$9
Fair value of long-term investment	9
Fair value of indemnification escrow	2
Total consideration received from the sale of business	$20

Net assets sold:
Allocated goodwill	$6
Identifiable intangible assets (technology)	3
Inventories	3
Other net assets	3
Total net assets sold	$15

Net gain on sale of business	$5

As part of the consideration received, Zebra obtained a minority ownership stake in Skild AI. Approximately $2 million of the sale price is also held in escrow as a reserve for possible indemnity claims. The escrow funds will be released to Zebra after one year less any claims.

The net gain on sale was included within Other expense, net, on the Consolidated Statements of Operations.

2025 Productivity Plan
In the fourth quarter of 2025, the Company committed to organizational design changes intended to better meet its strategic objectives and improve cost efficiency (referred to as the “2025 Productivity Plan”), principally within the Europe, Middle East, and Africa (“EMEA”) and North America regions. One-time costs associated with the 2025 Productivity Plan, which primarily consisted of employee severance and benefits, were $8 million during the three months ended April 4, 2026. Cumulative one-time costs associated with the 2025 Productivity Plan, including those recognized in 2025, are $29 million.

The one-time costs associated with the 2025 Productivity Plan are classified within Exit and restructuring on the Consolidated Statements of Operations.

A rollforward of the liability associated with the Company’s Exit and restructuring activities is as follows (in millions):

Balance as of December 31, 2025	$23
Exit and restructuring charges	8
Cash payments	(16)
Balance as of April 4, 2026	$15

The Company’s outstanding payment obligations of $15 million associated with the above actions are reflected within Accrued liabilities on the Consolidated Balance Sheets.

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
The Company’s financial assets and liabilities carried at fair value as of April 4, 2026, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$3	$12	$—	$15
Investments related to the deferred compensation plan	47	—	—	47
Total Assets at fair value	$50	$12	$—	$62
Liabilities:
Liabilities related to the deferred compensation plan	$47	$—	$—	$47
Total Liabilities at fair value	$47	$—	$—	$47
The Company’s financial assets and liabilities carried at fair value as of December 31, 2025, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$48	$—	$—	$48
Total Assets at fair value	$48	$—	$—	$48
Liabilities:
Foreign exchange contracts (1)	$2	$5	$—	$7
Liabilities related to the deferred compensation plan	48	—	—	48
Total Liabilities at fair value	$50	$5	$—	$55

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	April 4, 2026	December 31, 2025
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$12	$—
Foreign exchange contracts	Accrued liabilities	—	(5)
Total derivative instruments designated as hedges		$12	$(5)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$3	$—
Foreign exchange contracts	Accrued liabilities	—	(2)
Total derivative instruments not designated as hedges		$3	$(2)
Total net derivative asset (liability)		$15	$(7)

Activities related to derivative instruments are reflected within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions. The Company had no active interest rate swap agreements during the three months ended April 4, 2026 or the year ended December 31, 2025.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $7 million of losses and $9 million of gains for the three months ended April 4, 2026 and March 29, 2025, respectively. As of April 4, 2026 and December 31, 2025, the notional amounts of the Company’s foreign exchange cash flow hedges were

€621 million and €582 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to net assets denominated in foreign currencies. These forward contracts typically mature within one month after execution. Monetary gains and losses on these forward contracts are recorded in income and are generally offset by the transaction gains and losses related to their net asset positions. Net amounts recognized within Foreign exchange loss were $1 million of gains and $8 million of losses for the three months ended April 4, 2026 and March 29, 2025, respectively. The notional values and the net fair values of these outstanding contracts were as follows (in millions):

	April 4, 2026		December 31, 2025
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£5		£14
Euro/U.S. Dollar		€111		€92
Euro/Czech Koruna		€12		€13
Japanese Yen/U.S. Dollar		¥510		¥395
Singapore Dollar/U.S. Dollar	S$	16	S$	16
Mexican Peso/U.S. Dollar	Mex$	245	Mex$	250
Polish Zloty/U.S. Dollar	zł	20	zł	71
Net fair value of assets (liabilities) of outstanding contracts		$3		$(2)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significantly different as of April 4, 2026 or December 31, 2025.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	April 4, 2026	December 31, 2025
Term Loan A	$1,553	$1,575
Senior Notes	500	500
Revolving Credit Facility	430	275
Receivables Financing Facility	177	161
Total debt	$2,660	$2,511
Less: Debt issuance costs	(7)	(8)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(264)	(141)
Total long-term debt	$2,387	$2,361

As of April 4, 2026, the future maturities of debt are as follows (in millions):

2026 (9 months remaining)	$156
2027	2,004
2028	—
2029	—
2030	—
Thereafter	500
Total future maturities of debt	$2,660
All borrowings as of April 4, 2026 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.7 billion and $2.5 billion as of April 4, 2026 and December 31, 2025, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the second quarter of 2026 and the majority due upon maturity on May 25, 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of April 4, 2026, the Term Loan A interest rate was 5.02%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of April 4, 2026, the Company had letters of credit totaling $10 million, which reduced remaining funds available for borrowings under the Revolving Credit Facility to $1,060 million. As of April 4, 2026, the Revolving Credit Facility had an average interest rate of 5.01%. Interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of April 4, 2026, the Company’s Consolidated Balance Sheets included $657 million of gross receivables that were pledged under the facility. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of April 4, 2026, the facility had an average interest rate of 4.71%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of April 4, 2026, the Company was in compliance with all debt covenants.

Note 11 Leases

During the three months ended April 4, 2026, the Company recorded $14 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations primarily related to extensions of existing leases.

Future minimum lease payments under non-cancellable leases as of April 4, 2026 were as follows (in millions):

2026 (9 months remaining)	$39
2027	45
2028	39
2029	32
2030	25
Thereafter	59
Total future minimum lease payments	$239
Less: Interest	(41)
Present value of lease liabilities	$198

Reported as of April 4, 2026:
Current portion of lease liabilities	$40
Long-term lease liabilities	158
Present value of lease liabilities	$198

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	April 4, 2026	December 31, 2025
Payroll and benefits	$94	$75
Incentive compensation	72	150
Customer rebates	59	63
Unremitted cash collections due to banks on factored accounts receivable	55	84
Current portion of lease liabilities	40	38
Current portion of warranty liabilities	29	28
Freight and duty	28	26
Exit and restructuring	15	23
Other	67	71
Accrued liabilities	$459	$558

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Balance at the beginning of the period	$34	$26
Warranty expense	9	8
Warranties fulfilled	(9)	(7)
Balance at the end of the period	$34	$27

The current and long-term portions of our warranty obligations are included on the Consolidated Balance Sheets within Accrued liabilities and Other long-term liabilities, respectively.

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

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the executive branch of government with the authority to impose tariffs, which invalidated certain import tariffs enacted in 2025. The matter has been remanded to the Court of International Trade and the U.S. Customs and Border Protection for further proceedings, including the administration of potential refunds. The Company previously paid approximately $75 million in IEEPA-related import tariffs and intends to seek refund in accordance with the process prescribed by the U.S. Customers and Border Protection. As the recoverability and timing of any such refund remains uncertain, we have not recognized any recoveries as of April 4, 2026.

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

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of April 4, 2026, the Company had 665,290 shares of Class A Common Stock remaining available to be issued under the 2018 Plan.

The compensation expense from the Company’s share-based compensation plans is included in the Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
Compensation costs	April 4, 2026	March 29, 2025
Cost of sales	$6	$4
Selling and marketing	14	10
Research and development	17	17
General and administration	25	22
Total compensation expense	$62	$53

As of April 4, 2026, the total unearned compensation cost related to the Company’s share-based compensation plans was $194 million, which will be recognized over the weighted average remaining service period of approximately 1.5 years.

The majority of the Company’s share-based compensation awards are issued as part of its employee and non-employee director incentive program each fiscal year. The Company typically grants the annual employee equity incentive awards in the first quarter and the non-employee director equity awards in the second quarter each year. The Company also issues awards associated with recently acquired companies and other off-cycle events. The majority of the Company’s share-based compensation is comprised of stock-settled awards. Awards granted in 2026 and 2025 include provisions that resulted in accelerated recognition of compensation cost.

Stock-settled awards

The Company’s awards are typically time-vested with stock-settled RSUs vesting ratably in three annual installments and stock-settled PSUs vesting at the end of the three-year period. Upon vesting, stock-settled RSUs and PSUs convert to shares of Class A Common Stock that are released to participants.

Compensation cost is calculated based on the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of units granted, net of estimated forfeitures. The expected attainment of the performance goals for the stock-settled PSUs is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. Certain PSUs granted in 2026 also include market conditions that were considered in the estimation of grant date fair value.

A summary of the Company’s restricted and performance stock-settled awards for the three months ended April 4, 2026 is as follows:

	RSUs		PSUs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	603,799	$292.35	272,324	$291.28
Granted	409,702	224.12	134,191	227.40
Released	(85,276)	306.51	—	—
Forfeited	(20,512)	293.19	(14,353)	301.72
Outstanding at end of period	907,713	$260.10	392,162	$269.00

Stock Appreciation Rights (“SARs”)
Beginning in 2021, the Company no longer included SARs in its annual share-based compensation award issuances. The intrinsic value of remaining outstanding and exercisable SARs was $9 million as of April 4, 2026. The weighted-average remaining contractual life of SARs was less than 1 year as of April 4, 2026, with all remaining SARs expiring by 2027.

Cash-settled awards
The Company also issues cash-settled share-based compensation awards, including cash-settled restricted stock units and cash-settled performance stock units that are classified as liability awards and typically have a vesting period of three years. Compensation cost is calculated as the fair market value of the Company’s Class A Common Stock on the grant date multiplied by the number of share-equivalents granted, net of forfeitures. The fair value for all cash-settled awards and the expected attainment of the performance goals for the cash-settled performance stock units is reviewed at the end of each reporting period, with adjustments recorded to compensation expense in the Consolidated Statements of Operations, as necessary. The Company’s outstanding payment obligations related to cash-settled awards are reflected within Accrued liabilities on the Consolidated Balance Sheets and were $13 million as of both April 4, 2026 and December 31, 2025. Share-equivalents issued under these programs totaled 62,848 and 52,395 during the three months ended April 4, 2026 and March 29, 2025, respectively.

Employee Stock Purchase Plan
Eligible Zebra employees may purchase common stock at 95% of the fair market value at the date of purchase pursuant to the Zebra Technologies Corporation 2020 Employee Stock Purchase Plan (“2020 ESPP”). Employees may make purchases by cash or payroll deductions up to certain limits. The aggregate number of shares that may be purchased under the 2020 ESPP is 1,500,000 shares. As of April 4, 2026, 1,240,907 shares remained available for future purchase.

Note 14 Income Taxes

The Company’s effective tax rate for the three months ended April 4, 2026 and March 29, 2025 was 19.2% and 17.6%, respectively. In the current and prior periods, the variance from the 21% federal statutory rate was primarily attributable to U.S. tax credits and the tax benefit related to foreign earnings subject to U.S. taxation, partly offset by foreign rate differential and U.S. state income taxes.

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

Earnings per share (in millions, except share data):

	Three Months Ended
	April 4, 2026	March 29, 2025
Basic:
Net income	$135	$136
Weighted-average shares outstanding	49,017,288	51,365,011
Basic earnings per share	$2.74	$2.64

Diluted:
Net income	$135	$136
Weighted-average shares outstanding	49,017,288	51,365,011
Dilutive shares	411,049	441,539
Diluted weighted-average shares outstanding	49,428,337	51,806,550
Diluted earnings per share	$2.72	$2.62

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 316,724 and 52,843 shares that were anti-dilutive for the three months ended April 4, 2026 and March 29, 2025, respectively.

Note 16 Accumulated Other Comprehensive (Loss) Income

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

The changes in each component of AOCI during the three months ended April 4, 2026 and March 29, 2025 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2024	$22	$(66)	$(44)
Other comprehensive (loss) income before reclassifications	(28)	7	(21)
Amounts reclassified from AOCI(1)	(9)	—	(9)
Tax effect	9	—	9
Other comprehensive (loss) income, net of tax	(28)	7	(21)
Balance at March 29, 2025	$(6)	$(59)	$(65)

Balance at December 31, 2025	$(4)	$(14)	$(18)
Other comprehensive income (loss) before reclassifications	10	(19)	(9)
Amounts reclassified from AOCI(1)	7	—	7
Tax effect	(4)	—	(4)
Other comprehensive income (loss), net of tax	13	(19)	(6)
Balance at April 4, 2026	$9	$(33)	$(24)
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

During the three months ended April 4, 2026 and March 29, 2025, the Company received cash proceeds of $160 million and $119 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of April 4, 2026 and December 31, 2025, there were a total of $32 million and $10 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $55 million and $84 million of obligations that were not yet remitted to the bank as of April 4, 2026 and December 31, 2025, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

Note 18 Segment Information & Geographic Data

The Company’s operations consist of two reportable segments that provide complementary offerings to our customers: Connected Frontline (“CF”), which includes mobile computing and related services and software-based offerings; and Asset Visibility & Automation (“AVA”), which includes barcode and card printing and related supplies and sensors, RFID and RTLS offerings, data capture, machine vision offerings, and related services.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales:
CF	$825	$684
AVA	670	624
Total Net sales	$1,495	$1,308
Cost of sales:
CF	$420	$351
AVA	322	308
Corporate (3)	11	4
Total Cost of sales	$753	$663
Operating expenses:
CF (1)	$236	$193
AVA (1)	189	181
Corporate (3)	102	76
Total Operating expenses	$527	$450
Operating income:
CF (2)	$169	$140
AVA (2)	159	135
Total segment operating income	$328	$275
Corporate (3)	(113)	(80)
Total Operating income	$215	$195

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

Net sales by region were as follows (in millions)(1):

	Three Months Ended
	April 4, 2026	March 29, 2025
North America	$728	$639
EMEA	507	448
Asia-Pacific	167	137
Latin America	93	84
Total Net sales	$1,495	$1,308
(1)Certain prior period net sales have been recast to appropriately reflect customer location, with no impact to Zebra’s consolidated net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We continue to evolve and advance our vision: frontline operations everywhere are digitized, automated and intelligent. Through continual innovation, we have expanded beyond the traditional AIDC market to transform activities such as factory production, packages moving through a supply chain, retail shopping, the hospital patient journey, restaurant self-service, and first responders addressing public safety and emergency situations. Data from enterprise assets, including status, condition, location, utilization, and preferences, is analyzed to provide prioritized actionable insights and optimize activities.

The Company’s operations consist of two reportable segments that provide complementary offerings to our customers: Connected Frontline (“CF”) and Asset Visibility & Automation (“AVA”).

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

First Quarter 2026 Financial Summary and Other Recent Developments

•Net sales were $1,495 million in the current quarter compared to $1,308 million in the prior year first quarter.
•Operating income was $215 million in the current quarter compared to $195 million in the prior year first quarter.
•Net income was $135 million, or $2.72 per diluted share in the current quarter, compared to net income of $136 million, or $2.62 per diluted share in the prior year first quarter.
•We repurchased $300 million of common shares in the first quarter, followed by an additional $200 million thus far in the second quarter.

Exit & Restructuring Actions:
In the first quarter, we completed the sale of our robotics automation solutions business to Skild AI, following our intention to exit this business to better align resources and invest in other strategic priorities. In exchange, we received cash and non-cash consideration totaling $20 million, resulting in a net gain of $5 million.

We also advanced our cost-efficiency goals in the first quarter by recognizing $8 million in severance and related costs under our 2025 Productivity Plan. This plan, initiated last year, is estimated to result in charges of approximately $35 to $40 million, with $29 million in charges recorded to date. We expect to be substantially completed with these actions by the second half of 2026.

As a result of these actions, we expect to achieve net annualized pre-tax cost savings of approximately $35 million. See Note 7, Exit and Restructuring Activities in the Notes to Consolidated Financial Statements for further information related to the Company’s exit and restructuring actions.

IEEPA Import Tariffs:

On February 20, 2026, the U.S. Supreme Court invalidated certain import tariffs enacted in 2025 under the International Emergency Economic Powers Act (“IEEPA”). The Company previously paid approximately $75 million in IEEPA-related import tariffs and intends to seek refunds in accordance with the process defined by the U.S. Customs and Border Protection. At this time, the Company has not recognized any recoveries in its consolidated financial statements.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales:
Tangible products	$1,231	$1,062	$169	15.9%
Services and software	264	246	18	7.3%
Total Net sales	1,495	1,308	187	14.3%
Gross profit	742	645	97	15.0%
Gross margin	49.6%	49.3%		30 bps
Operating expenses	527	450	77	17.1%
Operating income	$215	$195	$20	10.3%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
North America	$728	$639	$89	13.9%
EMEA	507	448	59	13.2%
Asia-Pacific	167	137	30	21.9%
Latin America	93	84	9	10.7%
Total Net sales	$1,495	$1,308	$187	14.3%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended
	April 4, 2026	March 29, 2025	As a % of Net sales
			2026	2025
Selling and marketing	$189	$161	12.6%	12.3%
Research and development	165	151	11.0%	11.5%
General and administrative	127	111	8.5%	8.5%
Amortization of intangible assets	37	24	NM	NM
Acquisition and integration costs	1	3	NM	NM
Exit and restructuring costs	8	—	NM	NM
Total Operating expenses	$527	$450	35.3%	34.4%

Consolidated Organic Net sales growth:

Three Months Ended
April 4, 2026
Reported GAAP Consolidated Net sales growth	14.3%
Adjustments:
Impact of foreign currency translations (1)	(2.1)%
Impact of acquisitions (2)	(7.9)%
Consolidated Organic Net sales growth (3)	4.3%

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

(2)For purposes of computing Organic Net sales growth, amounts attributable to business acquisitions or dispositions are excluded for twelve months following or preceding the respective acquisition or disposition, respectively.

(3)Consolidated Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2026 compared to first quarter 2025

Total Net sales increased by $187 million or 14.3% compared to the prior year, reflecting growth in both of our segments. Our overall sales growth reflects improved demand in all regions. Excluding the effects of foreign currency and acquisitions, Consolidated Organic Net sales increased by 4.3%.

Gross margin increased to 49.6% for the current year compared to 49.3% for the prior year, primarily due to favorable impacts of foreign currency, business mix, and productivity initiatives.

Operating expenses for the quarters ended April 4, 2026 and March 29, 2025 were $527 million and $450 million, or 35.3% and 34.4% of Net sales, respectively. Current year Operating expenses increased compared to the prior year primarily due to the inclusion of operating expenses of Elo Touch and Photoneo and higher employee and employee-related costs.

Operating income was $215 million for the current year compared to $195 million in the prior year. The increase was due to higher Gross profit, partially offset by higher Operating expenses.

Total Other expense, net increased primarily due to realized losses associated with the sales of certain long-term investments in the first quarter, as well as lower interest income on cash equivalents.

The Company’s effective tax rates for the three months ended April 4, 2026 and March 29, 2025 were 19.2% and 17.6%, respectively. The increase in the effective tax rate is primarily due to less favorability from tax credits and tax benefits related to foreign earnings subject to U.S. taxation.

Results of Operations by Segment

The following commentary should be read in conjunction with the financial results of each reportable business segment as detailed in Note 18, Segment Information & Geographic Data in the Notes to Consolidated Financial Statements. To the extent applicable, segment operating income excludes Share-based Compensation, Amortization of intangible assets, Acquisition and integration costs, Exit and restructuring costs, as well as certain other non-recurring costs (impairment of goodwill and other intangible assets, and business acquisition purchase accounting adjustments).

Connected Frontline Segment (“CF”)
(amounts in millions, except percentages)

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales:
Tangible products	$609	$481	$128	26.6%
Services and software	216	203	13	6.4%
Total Net sales	825	684	141	20.6%
Gross profit	405	333	72	21.6%
Gross margin	49.1%	48.7%		40 bps
Operating expenses	236	193	43	22.3%
Operating income	$169	$140	$29	20.7%

CF Organic Net sales growth:

Three Months Ended
April 4, 2026
CF Reported GAAP Net sales growth	20.6%
Adjustments:
Impact of foreign currency translations (1)	(2.1)%
Impact of acquisitions (2)	(14.7)%
CF Organic Net sales growth (3)	3.8%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisition of Elo Touch are excluded for twelve months following the September 30, 2025 acquisition date.

(3)CF Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2026 compared to first quarter 2025

Total Net sales for CF increased $141 million or 20.6% compared to the prior year, primarily due to the inclusion of Elo Touch, higher sales of mobile computers, and favorable impact of foreign currency. Excluding the impact of foreign currency and the acquisition of Elo Touch, CF Organic Net sales increased by 3.8%.

Gross margin increased to 49.1% in the current year compared to 48.7% for the prior year, primarily due to favorable impacts of foreign currency.

Operating income increased 20.7% in the current year compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

Asset Visibility & Automation Segment (“AVA”)
(amounts in millions, except percentages)

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales:
Tangible products	$622	$581	$41	7.1%
Services and software	48	43	5	11.6%
Total Net sales	670	624	46	7.4%
Gross profit	348	316	32	10.1%
Gross margin	51.9%	50.6%		130 bps
Operating expenses	189	181	8	4.4%
Operating income	$159	$135	$24	17.8%

AVA Organic Net sales growth:

Three Months Ended
April 4, 2026
AVA Reported GAAP Net sales growth	7.4%
Adjustments:
Impact of foreign currency translations (1)	(2.2)%
Impact of acquisitions (2)	(0.4)%
AVA Organic Net sales growth (3)	4.8%

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

(2)For purposes of computing AVA Organic Net sales growth, amounts directly attributable to the acquisition of Photoneo are excluded for twelve months following the February 28, 2025 acquisition date.

(3)AVA Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

First quarter 2026 compared to first quarter 2025

Total Net sales for AVA increased $46 million or 7.4% compared to the prior year, primarily due to higher sales of printing products and favorable impact of foreign currency. Excluding the impacts of foreign currency and the acquisition of Photoneo, AVA Organic Net sales increased by 4.8%.

Gross margin increased to 51.9% in the current year compared to 50.6% for the prior year, primarily due to favorable impacts of foreign currency, business mix, and productivity initiatives.

Operating income for the current year increased by 17.8% compared to the prior year due to higher Gross profit, partially offset by higher Operating expenses.

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

	Three Months Ended
Cash flow provided by (used in):	April 4, 2026	March 29, 2025	$ Change
Operating activities	$176	$178	$(2)
Investing activities	(2)	(82)	80
Financing activities	(185)	(119)	(66)
Effect of exchange rates on cash balances	—	1	(1)
Net change in cash and cash equivalents	$(11)	$(22)	$11

Cash flow provided by (used in):
Operating activities	$176	$178	$(2)
Less: Purchases of property, plant and equipment	(13)	(20)	7
Free cash flow (Non-GAAP)(1)	$163	$158	$5

(1)Free cash flow, a non-GAAP measure, is defined as Net cash provided by (used in) operating activities in a period minus purchases of property, plant and equipment (capital expenditures) made in that period.
2026 compared to 2025

The change in our cash and cash equivalents balance during the three months ended April 4, 2026 compared to the prior year was primarily due to the following:

•$2 million decrease in net operating cash inflows primarily due to the timing of vendor payments and customer collections, largely offset by lower incentive compensation payments in the current year.

•$80 million decrease in net investing cash outflows primarily due to the acquisition of Photoneo in the prior year.

•$66 million increase in net financing cash outflows primarily due to higher share repurchases, partially offset by net borrowings on our debt facilities.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	April 4, 2026	December 31, 2025
Term Loan A	$1,553	$1,575
Senior Notes	500	500
Revolving Credit Facility	430	275
Receivables Financing Facility	177	161
Total debt	$2,660	$2,511
Less: Debt issuance costs	(7)	(8)
Less: Unamortized discounts	(2)	(2)
Less: Current portion of debt	(264)	(141)
Total long-term debt	$2,387	$2,361

In the first quarter of 2026, we increased our borrowings under the Revolving Credit and Receivables Financing Facilities to help fund share repurchases. See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Share Repurchases
During the first quarter of 2026, the Company repurchased 1,294,028 shares of common stock for approximately $300 million. An additional 888,963 shares of common stock for approximately $200 million were repurchased as of the date of this filing.

Safe Harbor
Forward-looking statements contained in this filing are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “expect,” “believe,” “intend,” “estimate,” “will,” “plan,” “goal,” “target,” and “strategy” and similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements. Actual results may differ materially from those expressed or implied by forward-looking statements. Any forward-looking statements represent the Company’s views only as of the date of this report and should not be relied upon as representing the Company’s views as of any subsequent date. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year of 2026. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In the current quarter, the Company adopted Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a prospective practical expedient to assume that current conditions as of the balance sheet date will remain unchanged while estimating the expected credit losses on accounts receivables and contract assets. The Company elected to apply the practical expedient beginning January 1, 2026. This ASU did not have an impact to the Company’s consolidated financial statements.

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

These supplemental non-GAAP financial measures – Consolidated Organic Net sales growth, CF Organic Net sales growth, AVA Organic Net sales growth, and Free cash flow – are presented because our management evaluates our financial results both including and excluding the effects of items that are not part of ongoing operations. Management believes that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of our business from period to period and trends in our historical operating results. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the GAAP financial measures presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company’s market risk during the quarter ended April 4, 2026. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of April 4, 2026. Based on this assessment and those criteria, our management believes that, as of April 4, 2026, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended April 4, 2026, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information included in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025, and the factors identified under “Safe Harbor” in Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. There have been no material changes to the risk factors included in our Annual Report for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended April 4, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2026 - January 31, 2026	401,640	$248.97	401,640	$159
February 1, 2026 - February 28, 2026	299,478	241.38	299,478	1,087
March 1, 2026 - April 4, 2026	592,910	215.40	592,910	959
Total	1,294,028	$231.83	1,294,028	$959

(1)On February 4, 2026, the Company’s Board of Directors authorized additional share repurchases of up to $1 billion of outstanding shares of common stock. This additional authorization did not supersede the existing authorization that was announced in and has been active since 2022. Like the Company’s existing share repurchase authorization, repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Item 5.	Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended April 4, 2026.

Item 6.	Exhibits

10.1	Form of 2026 performance share agreement for employees (other than the CEO)

10.2	Form of 2026 performance share with relative Total Shareholder Return modifier agreement for executives (including the CEO)

10.3	Form of 2026 restricted stock unit agreement for all employees (including the CEO)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, for the quarter ended April 4, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: May 12, 2026	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer