Form 10-Q
period 2026-07-04
ZEBRA TECHNOLOGIES CORP
filed 2026-08-04
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 28, 2026, there were 47,310,660 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED JULY 4, 2026

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 4, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157	$125
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of July 4, 2026 and December 31, 2025	990	801
Inventories, net	733	729
Income tax receivable	56	31
Prepaid expenses and other current assets	126	110
Total Current assets	2,062	1,796
Property, plant and equipment, net	346	353
Right-of-use lease assets	168	166
Goodwill	4,701	4,727
Other intangibles, net	725	809
Deferred income taxes	396	414
Other long-term assets	239	237
Total Assets	$8,637	$8,502
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,275	$141
Accounts payable	738	695
Accrued liabilities	506	558
Deferred revenue	444	446
Income taxes payable	35	12
Total Current liabilities	3,998	1,852
Long-term debt	493	2,361
Long-term lease liabilities	156	157
Deferred income taxes	31	32
Long-term deferred revenue	391	396
Other long-term liabilities	133	116
Total Liabilities	5,202	4,914
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	882	814
Treasury stock at cost, 24,762,921 and 22,558,911 shares as of July 4, 2026 and December 31, 2025, respectively	(3,057)	(2,488)
Retained earnings	5,647	5,279
Accumulated other comprehensive loss	(38)	(18)
Total Stockholders’ Equity	3,435	3,588
Total Liabilities and Stockholders’ Equity	$8,637	$8,502
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
Tangible products	$1,316	$1,055	$2,547	$2,117
Services and software	241	238	505	484
Total Net sales	1,557	1,293	3,052	2,601
Cost of sales:
Tangible products	615	553	1,238	1,095
Services and software	117	124	247	245
Total Cost of sales	732	677	1,485	1,340
Gross profit	825	616	1,567	1,261
Operating expenses:
Selling and marketing	184	158	373	319
Research and development	159	144	324	295
General and administrative	114	102	241	213
Amortization of intangible assets	37	25	74	49
Acquisition and integration costs	2	4	3	7
Exit and restructuring costs	8	—	16	—
Total Operating expenses	504	433	1,031	883
Operating income	321	183	536	378
Other (loss) income, net:
Foreign exchange loss	(2)	(11)	(2)	(16)
Interest expense, net	(35)	(25)	(72)	(48)
Other income (expense), net	1	(9)	(10)	(11)
Total Other expense, net	(36)	(45)	(84)	(75)
Income before income tax	285	138	452	303
Income tax expense	52	26	84	55
Net income	$233	$112	$368	$248
Basic earnings per share	$4.89	$2.20	$7.61	$4.85
Diluted earnings per share	$4.85	$2.19	$7.54	$4.81
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$233	$112	$368	$248
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on sales hedging	4	(33)	17	(61)
Foreign currency translation adjustment	(18)	20	(37)	27
Comprehensive income	$219	$99	$348	$214
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	49,592,946	$1	$814	$(2,488)	$5,279	$(18)	$3,588
Net share issuances and tax withholding payments related to share-based compensation plans	84,092	—	(6)	1	—	—	(5)
Share-based compensation	—	—	58	—	—	—	58
Repurchase of common stock	(1,294,028)	—	—	(300)	—	—	(300)
Net income	—	—	—	—	135	—	135
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	(19)	(19)
Balance at April 4, 2026	48,383,010	$1	$866	$(2,787)	$5,414	$(24)	$3,470
Net share issuances and tax withholding payments related to share-based compensation plans	179,919	—	(20)	3	—	—	(17)
Share-based compensation	—	—	36	—	—	—	36
Repurchase of common stock	(1,173,993)	—	—	(268)	—	—	(268)
Excise tax on share repurchases	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	233	—	233
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	(18)	(18)
Balance at July 4, 2026	47,388,936	$1	$882	$(3,057)	$5,647	$(38)	$3,435

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	6,550	—	(1)	—	—	—	(1)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(374,358)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	7	7
Balance at March 29, 2025	51,138,251	$1	$719	$(2,025)	$4,996	$(65)	$3,626
Net share issuances and tax withholding payments related to share-based compensation plans	172,677	—	(18)	3	—	—	(15)
Share-based compensation	—	—	32	—	—	—	32
Repurchase of common stock	(474,667)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	112	—	112
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(33)	(33)
Foreign currency translation adjustment	—	—	—	—	—	20	20
Balance at June 28, 2025	50,836,261	$1	$733	$(2,147)	$5,108	$(78)	$3,617

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$368	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113	84
Losses on long-term investments	15	10
Share-based compensation	94	83
Deferred income taxes	9	(30)
Gain on sale of business	(5)	—
Other, net	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(193)	81
Inventories, net	(7)	11
Other assets	(10)	10
Accounts payable	35	(71)
Accrued liabilities	(35)	(101)
Deferred revenue	(8)	13
Income taxes	11	(10)
Other operating activities	—	(5)
Net cash provided by operating activities	387	325
Cash flows from investing activities:
Acquisition of business	—	(62)
Proceeds from the sale of business	9	—
Purchases of property, plant and equipment	(26)	(37)
Proceeds from sale of long-term investments	1	—
Other investing activities	1	—
Net cash used in investing activities	(15)	(99)
Cash flows from financing activities:
Payments of debt	(59)	—
Proceeds from issuance of debt	325	—
Payments for repurchases of common stock	(568)	(250)
Net payments related to share-based compensation plans	(21)	(16)
Change in unremitted cash collections from servicing factored receivables	(17)	7
Other financing activities	(1)	2
Net cash used in financing activities	(341)	(257)
Effect of exchange rate changes on cash and cash equivalents	1	2
Net increase (decrease) in cash and cash equivalents	32	(29)
Cash and cash equivalents at beginning of period	125	901
Cash and cash equivalents at end of period	$157	$872
Supplemental disclosures of cash flow information:
Income taxes paid	$75	$95
Interest paid	$71	$55
Certain prior period amounts included in Net cash provided by operating activities have been reclassified to conform with the current period presentation.
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 Description of Business and Basis of Presentation

Zebra Technologies Corporation and its subsidiaries (“Zebra” or the “Company”) is a global leader focused on digitizing and automating operations and improving enterprise workflows on the frontline in the automatic identification and data capture industry. We design, manufacture, and sell a broad range of offerings, including cloud-based software subscriptions, that capture and move data. We also provide a full range of services, including maintenance, technical support, repair, managed and professional services. End-users of our offerings include those in retail and e-commerce, manufacturing, transportation and logistics, healthcare, hospitality, public sector, and other industries. We provide our offerings globally through a direct sales force and an extensive network of channel partners.

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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of July 4, 2026, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and six months ended July 4, 2026 and June 28, 2025, and the Consolidated Statements of Cash Flows for the six months ended July 4, 2026 and June 28, 2025. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2026.

Note 2 Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Significant Accounting Policies within Part II, Item 8 “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2025. Other than our adoption of Accounting Standards Update (“ASU”) No. 2025-05 in the first quarter, there have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	July 4, 2026			June 28, 2025
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
CF	$706	$197	$903	$521	$196	$717
AVA	610	44	654	534	42	576
Total	$1,316	$241	$1,557	$1,055	$238	$1,293

	Six Months Ended
	July 4, 2026			June 28, 2025
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
CF	$1,315	$413	$1,728	$1,002	$399	$1,401
AVA	1,232	92	1,324	1,115	85	1,200
Total	$2,547	$505	$3,052	$2,117	$484	$2,601

In addition, refer to Note 18, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregate transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.15 billion and $1.17 billion, inclusive of deferred revenue, as of July 4, 2026 and December 31, 2025, respectively. On average, remaining performance obligations as of July 4, 2026 and December 31, 2025 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $12 million each as of July 4, 2026 and December 31, 2025. These contract assets result from timing differences between billing and satisfying performance obligations, inclusive of any impacts from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the six months ended July 4, 2026 and June 28, 2025, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $835 million and $842 million as of July 4, 2026 and December 31, 2025, respectively. During the three and six months ended July 4, 2026, the Company recognized $120 million and $274 million in revenue that was previously included in the deferred revenue balance as of December 31, 2025. During the three and six months ended June 28, 2025, the Company recognized $117 million and $258 million in revenue that was previously included in the deferred revenue balance as of December 31, 2024.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	July 4, 2026	December 31, 2025
Raw materials (1)	$252	$230
Work in process	5	7
Finished goods	476	492
Total Inventories, net	$733	$729

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

On September 30, 2025, the Company acquired Elo Holdings, Inc. (“Elo Touch”) for $1,303 million. The Company utilized estimated fair values as of the acquisition date to allocate the purchase consideration to the identifiable assets acquired and liabilities assumed. The purchase price allocation remains preliminary as of July 4, 2026 and subject to adjustment during the measurement period, which is up to one year from the acquisition date. No significant measurement period adjustments were recorded during the quarter ended July 4, 2026. The primary fair value estimates still considered preliminary include intangible assets and income tax-related items.

Note 6 Investments

A rollforward of the Company’s long-term investments is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Balance at the beginning of the period	$96	$110	$103	$110
Losses on long-term investments	—	(10)	(15)	(10)
Long-term investment acquired in exchange for sale of business	—	—	9	—
Sale of long-term investments	—	—	(1)	—
Balance at the end of the period	$96	$100	$96	$100

As further described in Note 7 Exit and Restructuring Activities, the Company acquired a long-term investment in the first quarter of 2026 as part of the consideration received for the sale of its robotics automation business.

The carrying value of the Company’s long-term investments is included in Other long-term assets on the Consolidated Balance Sheets. Net gains and losses are included within Other income (expense), net on the Consolidated Statements of Operations.

Note 7 Exit and Restructuring Activities
Robotics automation
In the first quarter of 2026, the Company completed the sale of its robotics automation business to Skild AI. The transaction resulted in a net pre-tax gain of $5 million, which was recognized in the first quarter and is included within Other income (expense), net, on the Consolidated Statements of Operations.

As part of the sale transaction, Zebra received total consideration of $20 million, consisting of $9 million in upfront cash, a minority ownership stake in Skild AI with a fair value of $9 million, and $2 million held in escrow.

2025 Productivity Plan
In the second quarter, the Company substantially completed its organizational design changes intended to better meet its strategic objectives and improve cost efficiency (referred to as the “2025 Productivity Plan”). One-time costs associated with the 2025 Productivity Plan, which primarily consisted of employee severance and benefits, were $8 million and $16 million during the three and six months ended July 4, 2026, respectively. Cumulative one-time costs associated with the 2025 Productivity Plan, including those recognized in 2025, are $37 million.

The one-time costs associated with the 2025 Productivity Plan are classified within Exit and restructuring on the Consolidated Statements of Operations.

A rollforward of the liability associated with the Company’s Exit and restructuring activities, which are reflected within Accrued liabilities on the Consolidated Balance Sheets, is as follows (in millions):

Balance as of December 31, 2025	$23
Exit and restructuring charges	16
Cash payments	(24)
Balance as of July 4, 2026	$15

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
The Company’s financial assets and liabilities carried at fair value as of July 4, 2026, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$2	$17	$—	$19
Investments related to the deferred compensation plan	51	—	—	51
Total Assets at fair value	$53	$17	$—	$70
Liabilities:
Liabilities related to the deferred compensation plan	$51	$—	$—	$51
Total Liabilities at fair value	$51	$—	$—	$51
The Company’s financial assets and liabilities carried at fair value as of December 31, 2025, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$48	$—	$—	$48
Total Assets at fair value	$48	$—	$—	$48
Liabilities:
Foreign exchange contracts (1)	$2	$5	$—	$7
Liabilities related to the deferred compensation plan	48	—	—	48
Total Liabilities at fair value	$50	$5	$—	$55

(1)The fair value of the foreign exchange contracts is calculated as follows:
•Fair value of forward contracts associated with forecasted sales hedges is calculated using the period-end exchange rate adjusted for current forward points (Level 2).
•Fair value of hedges against net assets denominated in foreign currencies is calculated at the period-end exchange rate adjusted for current forward points (Level 2). However, if the hedge has matured but not yet settled as of period end, then the fair value is calculated at the amount at which the hedge is being settled (Level 1).

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	July 4, 2026	December 31, 2025
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$17	$—
Foreign exchange contracts	Accrued liabilities	—	(5)
Total derivative instruments designated as hedges		$17	$(5)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$2	$—
Foreign exchange contracts	Accrued liabilities	—	(2)
Total derivative instruments not designated as hedges		$2	$(2)
Total net derivative asset (liability)		$19	$(7)

Activities related to derivative instruments are reflected within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions. The Company had no active interest rate swap agreements during the six months ended July 4, 2026 or the year ended December 31, 2025.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $2 million of gains and $13 million of losses for the three months ended July 4, 2026 and June 28, 2025, respectively. Realized amounts reclassified to Net sales were $5 million of losses and $4 million of losses for the six months ended July 4, 2026 and June 28, 2025, respectively. As of July 4, 2026 and December 31, 2025, the notional amounts of the Company’s foreign exchange cash flow hedges were €637 million and €582 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to net assets denominated in foreign currencies. These forward contracts typically mature within one month after execution. Monetary gains and losses on these forward contracts are recorded in income and are generally offset by the transaction gains and losses related to their net asset positions. Net amounts recognized within Foreign exchange loss were $1 million of losses and $15 million of losses for the three months ended July 4, 2026 and June 28, 2025, respectively. There were no net amounts recognized within Foreign exchange loss for the six months ended July 4, 2026 and $23 million of losses for the six months ended June 28, 2025. The notional values and the net fair values of these outstanding contracts were as follows (in millions):

	July 4, 2026		December 31, 2025
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£3		£14
Euro/U.S. Dollar		€128		€92
Euro/Czech Koruna		€12		€13
Japanese Yen/U.S. Dollar		¥593		¥395
Singapore Dollar/U.S. Dollar	S$	19	S$	16
Mexican Peso/U.S. Dollar	Mex$	281	Mex$	250
Polish Zloty/U.S. Dollar	zł	28	zł	71
Net fair value of assets (liabilities) of outstanding contracts		$2		$(2)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significantly different as of July 4, 2026 or December 31, 2025.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	July 4, 2026	December 31, 2025
Term Loan A	$1,531	$1,575
Senior Notes	500	500
Revolving Credit Facility	565	275
Receivables Financing Facility	180	161
Total debt	$2,776	$2,511
Less: Debt issuance costs	(7)	(8)
Less: Unamortized discounts	(1)	(2)
Less: Current portion of debt	(2,275)	(141)
Total long-term debt	$493	$2,361

As of July 4, 2026, the future maturities of debt are as follows (in millions):

2026 (6 months remaining)	$116
2027	2,160
2028	—
2029	—
2030	—
Thereafter	500
Total future maturities of debt	$2,776
All borrowings as of July 4, 2026 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.8 billion and $2.5 billion as of July 4, 2026 and December 31, 2025, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the third quarter of 2026 and the majority due upon maturity on May 25, 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of July 4, 2026, the Term Loan A interest rate was 4.99%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of July 4, 2026, the Company had letters of credit totaling $10 million, which reduced remaining funds available for borrowings under the Revolving Credit Facility to $925 million. As of July 4, 2026, the Revolving Credit Facility had an average interest rate of 5.02%. Interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of July 4, 2026, the Company’s Consolidated Balance Sheets included $810 million of gross receivables that were pledged under the facility. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of July 4, 2026, the facility had an average interest rate of 4.72%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of July 4, 2026, the Company was in compliance with all debt covenants.

Note 11 Leases

During the six months ended July 4, 2026, the Company recorded $22 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations related to extensions of existing leases and commencements of new leases.

Future minimum lease payments under non-cancellable leases as of July 4, 2026 were as follows (in millions):

2026 (6 months remaining)	$27
2027	46
2028	40
2029	33
2030	26
Thereafter	64
Total future minimum lease payments	$236
Less: Interest	(42)
Present value of lease liabilities	$194

Reported as of July 4, 2026:
Current portion of lease liabilities	$38
Long-term lease liabilities	156
Present value of lease liabilities	$194

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	July 4, 2026	December 31, 2025
Incentive compensation	$109	$150
Payroll and benefits	77	75
Customer rebates	74	63
Unremitted cash collections due to banks on factored accounts receivable	68	84
Current portion of lease liabilities	38	38
Freight and duty	30	26
Current portion of warranty liabilities	29	28
Exit and restructuring	15	23
Other	66	71
Accrued liabilities	$506	$558

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Six Months Ended
	July 4, 2026	June 28, 2025
Balance at the beginning of the period	$34	$26
Warranty expense	18	18
Warranties fulfilled	(17)	(17)
Balance at the end of the period	$35	$27

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

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the executive branch of government to impose tariffs, which invalidated certain import tariffs enacted in 2025. The matter was remanded to the Court of International Trade and the U.S. Customs and Border Protection (“CBP”) for administration of refunds. The Company has commenced the process of seeking refunds in accordance with the process prescribed by CBP. The Company has evaluated potential refunds of previously paid IEEPA tariffs under a loss recovery model consistent with the principles of ASC 410‑30, Asset Retirement and Environmental Obligations — Environmental Obligations. In the second quarter of 2026, the Company deemed the refund of all previously paid import tariffs to be probable and recognized a benefit of approximately $73 million within Cost of Sales on the Consolidated Statements of Operations, including $46 million attributed to the CF segment and $27 million attributed to the AVA segment. As of July 4, 2026, the Company received $14 million in cash and $59 million is reflected within Accounts Receivable, net on the Consolidated Balance Sheets. An additional $27 million in cash refunds was received through July 31, 2026.

Note 13 Share-Based Compensation

On May 19, 2026, the Company’s stockholders approved the Zebra Technologies Corporation 2026 Long-Term Incentive Plan (the “2026 LTIP”). The 2026 LTIP superseded and replaced all other prior plans, except that the prior plans shall remain in effect with respect to outstanding awards issued under the prior plans until such awards have been exercised, forfeited, canceled, expired or otherwise terminated in accordance with their terms.

The 2026 LTIP provides for incentive compensation to the Company’s non-employee directors, officers and employees. Awards available under the 2026 LTIP include stock-settled awards, such as stock-settled restricted stock units, stock-settled performance stock units, restricted stock awards, performance share awards, stock appreciation rights, incentive stock options, and nonqualified stock options. Awards available under the 2026 LTIP also include cash-settled awards, such as cash-settled restricted stock units, performance stock units, and stock appreciation rights.

The Company uses treasury shares as its source for issuing shares under the share-based compensation programs. As of July 4, 2026, 1,809,099 shares of Class A Common Stock remain available to be issued under the 2026 LTIP.

Note 14 Income Taxes

The Company’s effective tax rate for the three and six months ended July 4, 2026 was 18.2% and 18.6%, respectively, compared to 18.8% and 18.2% for the three and six months ended June 28, 2025, respectively. In both the current and prior periods, the variance from the 21% federal statutory rate was primarily attributable to U.S. tax credits and the tax benefit related to foreign earnings subject to U.S. taxation, partially offset by foreign rate differential and U.S. state income taxes.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic:
Net income	$233	$112	$368	$248
Weighted-average shares outstanding	47,717,205	50,939,474	48,364,994	51,154,241
Basic earnings per share	$4.89	$2.20	$7.61	$4.85

Diluted:
Net income	$233	$112	$368	$248
Weighted-average shares outstanding	47,717,205	50,939,474	48,364,994	51,154,241
Dilutive shares	412,060	342,799	411,555	392,169
Diluted weighted-average shares outstanding	48,129,265	51,282,273	48,776,549	51,546,410
Diluted earnings per share	$4.85	$2.19	$7.54	$4.81

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 95,443 and 206,083 shares that were anti-dilutive for the three and six months ended July 4, 2026. There were 199,500 and 126,172 shares that were anti-dilutive for the three and six months ended June 28, 2025, respectively.

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

The changes in each component of AOCI during the six months ended July 4, 2026 and June 28, 2025 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2024	$22	$(66)	$(44)
Other comprehensive (loss) income before reclassifications	(85)	27	(58)
Amounts reclassified from AOCI(1)	4	—	4
Tax effect	20	—	20
Other comprehensive (loss) income, net of tax	(61)	27	(34)
Balance at June 28, 2025	$(39)	$(39)	$(78)

Balance at December 31, 2025	$(4)	$(14)	$(18)
Other comprehensive income (loss) before reclassifications	17	(37)	(20)
Amounts reclassified from AOCI(1)	5	—	5
Tax effect	(5)	—	(5)
Other comprehensive income (loss), net of tax	17	(37)	(20)
Balance at July 4, 2026	$13	$(51)	$(38)
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

During the six months ended July 4, 2026 and June 28, 2025, the Company received cash proceeds of $272 million and $246 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of July 4, 2026 and December 31, 2025, there were a total of $18 million and $10 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $68 million and $84 million of obligations that were not yet remitted to the bank as of July 4, 2026 and December 31, 2025, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales:
CF	$903	$717	$1,728	$1,401
AVA	654	576	1,324	1,200
Total Net sales	$1,557	$1,293	$3,052	$2,601
Cost of sales:
CF	$441	$378	$861	$729
AVA	286	296	608	604
Corporate (3)	5	3	16	7
Total Cost of sales	$732	$677	$1,485	$1,340
Operating expenses:
CF (1)	$243	$197	$479	$390
AVA (1)	176	173	365	354
Corporate (3)	85	63	187	139
Total Operating expenses	$504	$433	$1,031	$883
Operating income:
CF (2)	$219	$142	$388	$282
AVA (2)	192	107	351	242
Total segment operating income	$411	$249	$739	$524
Corporate (3)	(90)	(66)	(203)	(146)
Total Operating income	$321	$183	$536	$378

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

Net sales by region were as follows (in millions)(1):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
North America	$774	$638	$1,502	$1,277
EMEA	498	418	1,005	866
Asia-Pacific	181	147	348	284
Latin America	104	90	197	174
Total Net sales	$1,557	$1,293	$3,052	$2,601
(1)Certain prior period net sales have been recast to appropriately reflect customer location, with no impact to Zebra’s consolidated net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Second Quarter 2026 Financial Summary and Other Recent Developments

•Net sales were $1,557 million in the current quarter compared to $1,293 million in the prior year second quarter.
•Operating income was $321 million in the current quarter compared to $183 million in the prior year second quarter.
•Net income was $233 million, or $4.85 per diluted share in the current quarter, compared to net income of $112 million, or $2.19 per diluted share in the prior year second quarter.

•We recognized a $73 million pretax benefit from the expected refund of previously paid import tariffs, with $14 million of cash received in the second quarter.
•We repurchased $568 million of common shares year to date, including $268 million in the second quarter.

IEEPA Import Tariffs:
On February 20, 2026, the U.S. Supreme Court invalidated certain import tariffs enacted in 2025 under the International Emergency Economic Powers Act (“IEEPA”). The Company is in the process of seeking the refund of its approximately $73 million of previously paid import tariffs in accordance with the process defined by the U.S. Customs and Border Protection. During the second quarter of 2026, the Company recognized the benefit of approximately $73 million in expected refunds within Cost of Sales on the Consolidated Statements of Operations, including $46 million attributed to the CF segment and $27 million attributed to the AVA segment.

See Note 12, Accrued Liabilities, Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information related to this matter.

Exit & Restructuring Actions:
In the second quarter, we substantially completed our actions under the previously announced 2025 Productivity Plan and recorded an additional $8 million in severance and related costs. Cumulative one-time charges under this plan, which was initiated last year, were $37 million. We expect these actions to achieve net annualized pre-tax cost savings of approximately $35 million. The majority of the remaining obligations associated with these actions are expected to be satisfied in the second half of 2026.

See Note 7, Exit and Restructuring Activities in the Notes to Consolidated Financial Statements for further information related to the Company’s exit and restructuring actions.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales:
Tangible products	$1,316	$1,055	$261	24.7%	$2,547	$2,117	$430	20.3%
Services and software	241	238	3	1.3%	505	484	21	4.3%
Total Net sales	1,557	1,293	264	20.4%	3,052	2,601	451	17.3%
Gross profit	825	616	209	33.9%	1,567	1,261	306	24.3%
Gross margin	53.0%	47.6%		540 bps	51.3%	48.5%		280 bps
Operating expenses	504	433	71	16.4%	1,031	883	148	16.8%
Operating income	$321	$183	$138	75.4%	$536	$378	$158	41.8%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
North America	$774	$638	$136	21.3%	$1,502	$1,277	$225	17.6%
EMEA	498	418	80	19.1%	1,005	866	139	16.1%
Asia-Pacific	181	147	34	23.1%	348	284	64	22.5%
Latin America	104	90	14	15.6%	197	174	23	13.2%
Total Net sales	$1,557	$1,293	$264	20.4%	$3,052	$2,601	$451	17.3%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	As a % of Net sales		July 4, 2026	June 28, 2025	As a % of Net sales
			2026	2025			2026	2025
Selling and marketing	$184	$158	11.8%	12.2%	$373	$319	12.2%	12.3%
Research and development	159	144	10.2%	11.1%	324	295	10.6%	11.3%
General and administrative	114	102	7.3%	7.9%	241	213	7.9%	8.2%
Amortization of intangible assets	37	25	NM	NM	74	49	NM	NM
Acquisition and integration costs	2	4	NM	NM	3	7	NM	NM
Exit and restructuring costs	8	—	NM	NM	16	—	NM	NM
Total Operating expenses	$504	$433	32.4%	33.5%	$1,031	$883	33.8%	33.9%

Consolidated Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 4, 2026	July 4, 2026
Reported GAAP Consolidated Net sales growth	20.4%	17.3%
Adjustments:
Impact of foreign currency translations (1)	(2.5)%	(2.2)%
Impact of acquisitions and dispositions (2)	(8.7)%	(8.3)%
Consolidated Organic Net sales growth (3)	9.2%	6.8%

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

Second quarter 2026 compared to Second quarter 2025

Total Net sales increased by $264 million or 20.4% compared to the prior year quarter, reflecting growth in both of our segments. Our overall sales growth reflects improved demand in all regions. Excluding the effects of foreign currency, acquisitions and dispositions, Consolidated Organic Net sales increased by 9.2%.

Gross margin increased to 53.0% for the current quarter compared to 47.6% for the prior year quarter, primarily due to the favorable impacts of IEEPA tariff recoveries and foreign currency. We also fully mitigated increased memory costs through price realization.

Operating expenses for the quarters ended July 4, 2026 and June 28, 2025 were $504 million and $433 million, or 32.4% and 33.5% of Net sales, respectively. Current quarter Operating expenses increased compared to the prior year quarter primarily due to the inclusion of operating expenses of Elo Touch, including intangible asset amortization, as well as higher employee-related costs.

Operating income was $321 million for the current quarter compared to $183 million in the prior year quarter.

Total Other expense, net decreased primarily due to net losses on long-term investments in the prior year quarter and lower foreign exchange losses in the current quarter, partially offset by higher interest expense associated with higher average debt balances.

The Company’s effective tax rates for the three months ended July 4, 2026 and June 28, 2025 were 18.2% and 18.8%, respectively. The decrease in the effective tax rate was primarily due to tax benefits related to foreign earnings subject to U.S. taxation, partially offset by increased U.S. state income taxes.

Year to date 2026 compared to Year to date 2025

Total Net sales increased by $451 million or 17.3% compared to the prior year, reflecting growth in both of our segments. Our overall sales growth reflects improved demand in all regions. Excluding the effects of foreign currency, acquisitions and dispositions, Consolidated Organic Net sales increased by 6.8%.

Gross margin increased to 51.3% for the current year compared to 48.5% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries and foreign currency.

Operating expenses for the quarters ended July 4, 2026 and June 28, 2025 were $1,031 million and $883 million, or 33.8% and 33.9% of Net sales, respectively. Current year Operating expenses increased compared to the prior year primarily due to the inclusion of operating expenses of Elo Touch, including intangible asset amortization, as well as higher employee-related costs.

Operating income was $536 million for the current year compared to $378 million in the prior year.

Total Other expense, net increased primarily due to lower interest income on cash equivalents and higher interest expense associated with higher average debt balances, partially offset by lower foreign exchange losses.

The Company’s effective tax rates for the six months ended July 4, 2026 and June 28, 2025 were 18.6% and 18.2%, respectively. The increase in the effective tax rate was primarily due to higher U.S. state income taxes and less favorability from tax credits, partially offset by increased tax benefits related to foreign earnings subject to U.S. taxation.

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

Connected Frontline Segment (“CF”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales:
Tangible products	$706	$521	$185	35.5%	$1,315	$1,002	$313	31.2%
Services and software	197	196	1	0.5%	413	399	14	3.5%
Total Net sales	903	717	186	25.9%	1,728	1,401	327	23.3%
Gross profit	462	339	123	36.3%	867	672	195	29.0%
Gross margin	51.2%	47.3%		390 bps	50.2%	48.0%		220 bps
Operating expenses	243	197	46	23.4%	479	390	89	22.8%
Operating income	$219	$142	$77	54.2%	$388	$282	$106	37.6%

CF Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 4, 2026	July 4, 2026
CF Reported GAAP Net sales growth	25.9%	23.3%
Adjustments:
Impact of foreign currency translations (1)	(2.5)%	(2.3)%
Impact of acquisitions (2)	(15.9)%	(15.3)%
CF Organic Net sales growth (3)	7.5%	5.7%

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

Second quarter 2026 compared to Second quarter 2025

Total Net sales for CF increased $186 million or 25.9% compared to the prior year, primarily due to the inclusion of Elo Touch, higher sales of mobile computers, and favorable impact of foreign currency. Excluding the impact of foreign currency and the acquisition of Elo Touch, CF Organic Net sales increased by 7.5%.

Gross margin increased to 51.2% in the current year compared to 47.3% for the prior year quarter, primarily due to favorable impacts of IEEPA tariff recoveries and foreign currency, partially offset by unfavorable business mix.

Operating income increased 54.2% in the current year compared to the prior year.

Year to date 2026 compared to Year to date 2025

Total Net sales for CF increased $327 million or 23.3% compared to the prior year, primarily due to the inclusion of Elo Touch, higher sales of mobile computers, and favorable impact of foreign currency. Excluding the impact of foreign currency and the acquisition of Elo Touch, CF Organic Net sales increased by 5.7%.

Gross margin increased to 50.2% in the current year compared to 48.0% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries and foreign currency, partially offset by unfavorable business mix.

Operating income increased 37.6% in the current year compared to the prior year.

Asset Visibility & Automation Segment (“AVA”)
(amounts in millions, except percentages)

	Three Months Ended				Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales:
Tangible products	$610	$534	$76	14.2%	$1,232	$1,115	$117	10.5%
Services and software	44	42	2	4.8%	92	85	7	8.2%
Total Net sales	654	576	78	13.5%	1,324	1,200	124	10.3%
Gross profit	368	280	88	31.4%	716	596	120	20.1%
Gross margin	56.3%	48.6%		770 bps	54.1%	49.7%		440 bps
Operating expenses	176	173	3	1.7%	365	354	11	3.1%
Operating income	$192	$107	$85	79.4%	$351	$242	$109	45.0%

AVA Organic Net sales growth:

	Three Months Ended	Six Months Ended
	July 4, 2026	July 4, 2026
AVA Reported GAAP Net sales growth	13.5%	10.3%
Adjustments:
Impact of foreign currency translations (1)	(2.3)%	(2.2)%
Impact of acquisitions and dispositions (2)	0.2%	(0.1)%
AVA Organic Net sales growth (4)	11.4%	8.0%

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

(2)For purposes of computing AVA Organic Net sales growth, amounts directly attributable to the acquisition of Photoneo and the disposition of the robotics automation business are excluded for twelve months following or preceding the respective acquisition or disposition, respectively.

(3)AVA Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Second quarter 2026 compared to Second quarter 2025

Total Net sales for AVA increased $78 million or 13.5% compared to the prior year, primarily due to higher sales of printing and machine vision products and favorable impact of foreign currency. Excluding the impacts of foreign currency and acquisitions and dispositions, AVA Organic Net sales increased by 11.4%.

Gross margin increased to 56.3% in the current year compared to 48.6% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries, business mix, and foreign currency.

Operating income for the current year increased by 79.4% compared to the prior year.

Year to date 2026 compared to Year to date 2025

Total Net sales for AVA increased $124 million or 10.3% compared to the prior year, primarily due to higher sales of printing and machine vision products and favorable impact of foreign currency. Excluding the impacts of foreign currency and acquisitions and dispositions, AVA Organic Net sales increased by 8.0%.

Gross margin increased to 54.1% in the current year compared to 49.7% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries, business mix, and foreign currency.

Operating income for the current year increased by 45.0% compared to the prior year.

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

	Six Months Ended
Cash flow provided by (used in):	July 4, 2026	June 28, 2025	$ Change
Operating activities	$387	$325	$62
Investing activities	(15)	(99)	84
Financing activities	(341)	(257)	(84)
Effect of exchange rates on cash balances	1	2	(1)
Net change in cash and cash equivalents	$32	$(29)	$61

Cash flow provided by (used in):
Operating activities	$387	$325	$62
Less: Purchases of property, plant and equipment	(26)	(37)	11
Free cash flow (Non-GAAP)(1)	$361	$288	$73

(1)Free cash flow, a non-GAAP measure, is defined as Net cash provided by (used in) operating activities in a period minus purchases of property, plant and equipment (capital expenditures) made in that period.
2026 compared to 2025

The change in our cash and cash equivalents balance during the six months ended July 4, 2026 compared to the prior year was primarily due to the following:

•$62 million increase in net operating cash inflows primarily due to growth in the business and higher operating profitability, favorable timing of vendor payments, and lower incentive compensation payments in the current year, partially offset by unfavorable timing of customer collections.

•$84 million decrease in net investing cash outflows primarily due to the acquisition of Photoneo in the prior year.

•$84 million increase in net financing cash outflows primarily due to higher share repurchases, partially offset by net borrowings on our debt facilities.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	July 4, 2026	December 31, 2025
Term Loan A	$1,531	$1,575
Senior Notes	500	500
Revolving Credit Facility	565	275
Receivables Financing Facility	180	161
Total debt	$2,776	$2,511
Less: Debt issuance costs	(7)	(8)
Less: Unamortized discounts	(1)	(2)
Less: Current portion of debt	(2,275)	(141)
Total long-term debt	$493	$2,361

In the first half of 2026, we increased our borrowings under the Revolving Credit and Receivables Financing Facilities to fund share repurchases.

As of July 4, 2026, our short-term debt obligations primarily consists of our Term Loan A and Revolving Credit Facility (collectively, the "Credit Facility"), both of which are scheduled to mature on May 25, 2027. We intend to refinance the Credit Facility in the second half of 2026. The ultimate timing, structure, and terms of any such transaction will remain subject to the macroeconomic environment and prevailing conditions in the debt capital markets at the time of execution. Until a refinancing is completed, we will continue to meet our current debt service obligations using cash on hand and cash generated from operating activities.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Share Repurchases
During the second quarter of 2026, the Company repurchased 1,173,993 shares of common stock for approximately $268 million. During the six months ended July 4, 2026, the Company has repurchased a total of 2,468,021 shares of common stock for $568 million.

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
There were no material changes in the Company’s market risk during the six months ended July 4, 2026. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of July 4, 2026. Based on this assessment and those criteria, our management believes that, as of July 4, 2026, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended July 4, 2026, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended July 4, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 5, 2026 - May 2, 2026	888,963	$224.98	888,963	$759
May 3, 2026 - May 30, 2026	82,095	249.01	82,095	739
May 31, 2026 - July 4, 2026	202,935	236.67	202,935	691
Total	1,173,993	$228.68	1,173,993	$691

(1)On February 4, 2026, the Company’s Board of Directors newly authorized share repurchases of up to $1 billion of outstanding shares of common stock, expanding upon the existing authorization that was in effect since 2022. Repurchases may be effected from time to time through open market purchases, including pursuant to a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Item 5.	Other Information
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended July 4, 2026.

Item 6.	Exhibits

10.1	Form of 2026 performance-vested restricted stock unit agreement for employees (other than the CEO)

10.2	Form of 2026 performance-vested restricted stock unit with relative Total Shareholder Return modifier agreement for executives (including the CEO)

10.3	Form of 2026 time-vested restricted stock unit agreement for all employees (including the CEO)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, formatted in Inline XBRL: consolidated financial statements and accompanying notes in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: August 4, 2026	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: August 4, 2026	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer