Form 10-Q
period 2026-10-03
ZEBRA TECHNOLOGIES CORP
filed 2026-11-03
CIK 877212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 27, 2026, there were 47,087,454 shares of Class A Common Stock, $.01 par value, outstanding.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
QUARTER ENDED OCTOBER 3, 2026

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 3, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$182	$125
Accounts receivable, net of allowances for doubtful accounts of $1 million each as of October 3, 2026 and December 31, 2025	1,025	801
Inventories, net	851	729
Income tax receivable	76	31
Prepaid expenses and other current assets	141	110
Total Current assets	2,275	1,796
Property, plant and equipment, net	348	353
Right-of-use lease assets	180	166
Goodwill	4,698	4,727
Other intangibles, net	687	809
Deferred income taxes	393	414
Other long-term assets	239	237
Total Assets	$8,820	$8,502
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,077	$141
Accounts payable	896	695
Accrued liabilities	553	558
Deferred revenue	438	446
Income taxes payable	47	12
Total Current liabilities	4,011	1,852
Long-term debt	494	2,361
Long-term lease liabilities	167	157
Deferred income taxes	27	32
Long-term deferred revenue	414	396
Other long-term liabilities	139	116
Total Liabilities	5,252	4,914
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	—	—
Class A common stock, $.01 par value; authorized 150,000,000 shares; issued 72,151,857 shares	1	1
Additional paid-in capital	926	814
Treasury stock at cost, 24,975,690 and 22,558,911 shares as of October 3, 2026 and December 31, 2025, respectively	(3,131)	(2,488)
Retained earnings	5,811	5,279
Accumulated other comprehensive loss	(39)	(18)
Total Stockholders’ Equity	3,568	3,588
Total Liabilities and Stockholders’ Equity	$8,820	$8,502
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales:
Tangible products	$1,370	$1,081	$3,917	$3,198
Services and software	244	239	749	723
Total Net sales	1,614	1,320	4,666	3,921
Cost of sales:
Tangible products	745	557	1,983	1,652
Services and software	131	129	378	374
Total Cost of sales	876	686	2,361	2,026
Gross profit	738	634	2,305	1,895
Operating expenses:
Selling and marketing	183	159	556	478
Research and development	158	146	482	441
General and administrative	122	111	363	324
Amortization of intangible assets	37	25	111	74
Acquisition and integration costs	1	10	4	17
Exit and restructuring costs	—	—	16	—
Total Operating expenses	501	451	1,532	1,334
Operating income	237	183	773	561
Other (loss) income, net:
Foreign exchange (loss) gain	(3)	1	(5)	(15)
Interest expense, net	(35)	(23)	(107)	(71)
Other expense, net	(1)	(2)	(11)	(13)
Total Other expense, net	(39)	(24)	(123)	(99)
Income before income tax	198	159	650	462
Income tax expense	34	58	118	113
Net income	$164	$101	$532	$349
Basic earnings per share	$3.47	$1.98	$11.08	$6.83
Diluted earnings per share	$3.43	$1.97	$10.97	$6.78
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$164	$101	$532	$349
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on sales hedging	5	18	22	(43)
Foreign currency translation adjustment	(6)	(3)	(43)	24
Comprehensive income	$163	$116	$511	$330
See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Unaudited)

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	49,592,946	$1	$814	$(2,488)	$5,279	$(18)	$3,588
Net share issuances and tax withholding payments related to share-based compensation plans	84,092	—	(6)	1	—	—	(5)
Share-based compensation	—	—	58	—	—	—	58
Repurchase of common stock	(1,294,028)	—	—	(300)	—	—	(300)
Net income	—	—	—	—	135	—	135
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	(19)	(19)
Balance at April 4, 2026	48,383,010	$1	$866	$(2,787)	$5,414	$(24)	$3,470
Net share issuances and tax withholding payments related to share-based compensation plans	179,919	—	(20)	3	—	—	(17)
Share-based compensation	—	—	36	—	—	—	36
Repurchase of common stock	(1,173,993)	—	—	(268)	—	—	(268)
Excise tax on share repurchases	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	233	—	233
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	(18)	(18)
Balance at July 4, 2026	47,388,936	$1	$882	$(3,057)	$5,647	$(38)	$3,435
Net share issuances and tax withholding payments related to share-based compensation plans	16,437	—	1	1	—	—	2
Share-based compensation	—	—	43	—	—	—	43
Repurchase of common stock	(229,206)	—	—	(75)	—	—	(75)
Net income	—	—	—	—	164	—	164
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Balance at October 3, 2026	47,176,167	$1	$926	$(3,131)	$5,811	$(39)	$3,568

	Class A Common Stock Shares	Class A Common Stock Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	51,506,059	$1	$669	$(1,900)	$4,860	$(44)	$3,586
Net share issuances and tax withholding payments related to share-based compensation plans	6,550	—	(1)	—	—	—	(1)
Share-based compensation	—	—	51	—	—	—	51
Repurchase of common stock	(374,358)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	136	—	136
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	—	7	7
Balance at March 29, 2025	51,138,251	$1	$719	$(2,025)	$4,996	$(65)	$3,626
Net share issuances and tax withholding payments related to share-based compensation plans	172,677	—	(18)	3	—	—	(15)
Share-based compensation	—	—	32	—	—	—	32
Repurchase of common stock	(474,667)	—	—	(125)	—	—	(125)
Net income	—	—	—	—	112	—	112
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	(33)	(33)
Foreign currency translation adjustment	—	—	—	—	—	20	20
Balance at June 28, 2025	50,836,261	$1	$733	$(2,147)	$5,108	$(78)	$3,617
Net share issuances and tax withholding payments related to share-based compensation plans	13,078	—	1	—	—	—	1
Share-based compensation	—	—	47	—	—	—	47
Repurchase of common stock	(111,864)	—	—	(34)	—	—	(34)
Net income	—	—	—	—	101	—	101
Changes in unrealized gains and losses on sales hedging (net of income taxes)	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Balance at September 27, 2025	50,737,475	$1	$781	$(2,181)	$5,209	$(63)	$3,747

See accompanying Notes to Consolidated Financial Statements.

ZEBRA TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$532	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	126
Losses on long-term investments	15	11
Share-based compensation	136	130
Deferred income taxes	6	61
Gain on sale of business	(5)	—
Other, net	1	2
Changes in operating assets and liabilities:
Accounts receivable, net	(229)	57
Inventories, net	(125)	30
Other assets	(21)	16
Accounts payable	194	(115)
Accrued liabilities	17	(49)
Deferred revenue	9	16
Income taxes	8	(71)
Other operating activities	3	(3)
Net cash provided by operating activities	711	560
Cash flows from investing activities:
Acquisition of business	—	(62)
Proceeds from the sale of business	9	—
Purchases of property, plant and equipment	(50)	(56)
Proceeds from sale of long-term investments	1	1
Purchases of long-term investments	—	(4)
Other investing activities	1	—
Net cash used in investing activities	(39)	(121)
Cash flows from financing activities:
Payments of debt	(138)	—
Proceeds from issuance of debt	205	—
Payments for repurchases of common stock	(643)	(284)
Net payments related to share-based compensation plans	(20)	(15)
Change in unremitted cash collections from servicing factored receivables	(21)	9
Other financing activities	—	4
Net cash used in financing activities	(617)	(286)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net increase in cash and cash equivalents	57	152
Cash and cash equivalents at beginning of period	125	901
Cash and cash equivalents at end of period	$182	$1,053
Supplemental disclosures of cash flow information:
Income taxes paid	$118	$124
Interest paid	$99	$79
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

In the fourth quarter of 2025, the Company’s reportable segments changed to Connected Frontline (“CF”) and Asset Visibility & Automation (“AVA”). This change aligns with how we are operating our business to advance our strategy and the level of detailed financial information reviewed by our chief operating decision-maker. Historical segment results have been recast to conform with the current period presentation. These changes did not have an impact on our results of operations, cash flows, or financial condition.

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

In the opinion of the Company, these interim financial statements include all adjustments (of a normal, recurring nature) necessary to fairly present its Consolidated Balance Sheet as of October 3, 2026, the Consolidated Statements of Operations, Comprehensive Income and Stockholders’ Equity for the three and nine months ended October 3, 2026 and September 27, 2025, and the Consolidated Statements of Cash Flows for the nine months ended October 3, 2026 and September 27, 2025. These results, however, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2026.

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

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product category for each of our segments (in millions):

	Three Months Ended
	October 3, 2026			September 27, 2025
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
CF	$750	$199	$949	$509	$196	$705
AVA	620	45	665	572	43	615
Total	$1,370	$244	$1,614	$1,081	$239	$1,320

	Nine Months Ended
	October 3, 2026			September 27, 2025
Segment	Tangible Products	Services and Software	Total	Tangible Products	Services and Software	Total
CF	$2,065	$612	$2,677	$1,511	$595	$2,106
AVA	1,852	137	1,989	1,687	128	1,815
Total	$3,917	$749	$4,666	$3,198	$723	$3,921

In addition, refer to Note 17, Segment Information & Geographic Data for Net sales to customers by geographic region.

Performance Obligations
The Company’s remaining performance obligations relate to services and software solutions. The aggregate transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $1.14 billion and $1.17 billion, inclusive of deferred revenue, as of October 3, 2026 and December 31, 2025, respectively. On average, remaining performance obligations as of October 3, 2026 and December 31, 2025 are expected to be recognized over a period of approximately two years.

Contract Balances
Progress on satisfying performance obligations under contracts with customers related to billed revenues is reflected on the Consolidated Balance Sheets in Accounts receivable, net. Progress on satisfying performance obligations under contracts with customers related to unbilled revenues (“contract assets”) is reflected on the Consolidated Balance Sheets as Prepaid expenses and other current assets for revenues expected to be billed within the next twelve months, and Other long-term assets for revenues expected to be billed thereafter. The total contract asset balances were $12 million each as of October 3, 2026 and December 31, 2025. These contract assets result from timing differences between billing and satisfying performance obligations, inclusive of any impacts from the allocation of the transaction price among performance obligations for contracts that include multiple performance obligations. Contract assets are evaluated for impairment, and no impairment losses have been recognized during the nine months ended October 3, 2026 and September 27, 2025, respectively.

Deferred revenue on the Consolidated Balance Sheets consists of payments and billings in advance of our performance. The combined short-term and long-term deferred revenue balances were $852 million and $842 million as of October 3, 2026 and December 31, 2025, respectively. During the three and nine months ended October 3, 2026, the Company recognized $114 million and $388 million in revenue that was previously included in the deferred revenue balance as of December 31, 2025. During the three and nine months ended September 27, 2025, the Company recognized $101 million and $359 million in revenue that was previously included in the deferred revenue balance as of December 31, 2024.

Note 4 Inventories

The categories of Inventories, net are as follows (in millions):

	October 3, 2026	December 31, 2025
Raw materials (1)	$317	$230
Work in process	5	7
Finished goods	529	492
Total Inventories, net	$851	$729

(1) Raw material inventories primarily consist of product components as well as supplies used in repair operations.

Note 5 Business Acquisitions

On September 30, 2025, the Company acquired Elo Holdings, Inc. (“Elo Touch”) for $1,303 million. The Company utilized estimated fair values as of the acquisition date to allocate the purchase consideration to the identifiable assets acquired and liabilities assumed. Since the acquisition date, the Company has recorded measurement period adjustments to increase both deferred income tax liabilities and goodwill by $4 million. We consider the Elo Touch purchase price allocation to be final as of October 3, 2026.
Note 6 Investments

A rollforward of the Company’s long-term investments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Balance at the beginning of the period	$96	$100	$103	$110
Losses on long-term investments	—	(1)	(15)	(11)
Purchases of long-term investments	—	4	—	4
Long-term investment acquired in exchange for sale of business	—	—	9	—
Sale of long-term investments	—	(1)	(1)	(1)
Balance at the end of the period	$96	$102	$96	$102

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

Note 7 Exit and Restructuring Activities
Robotics automation
In the first quarter of 2026, the Company completed the sale of its robotics automation business to Skild AI. The transaction resulted in a net pre-tax gain of $5 million, which was recognized in the first quarter and is included within Other expense, net, on the Consolidated Statements of Operations.

As part of the sale transaction, Zebra received total consideration of $20 million, consisting of $9 million in upfront cash, a minority ownership stake in Skild AI with a fair value of $9 million, and $2 million held in escrow.

2025 Productivity Plan
In the second quarter of 2026, the Company substantially completed its organizational design changes intended to better meet its strategic objectives and improve cost efficiency (referred to as the “2025 Productivity Plan”). One-time costs associated with the 2025 Productivity Plan, which primarily consisted of employee severance and benefits were $16 million during the nine months ended October 3, 2026.

The one-time costs associated with the 2025 Productivity Plan are classified within Exit and restructuring on the Consolidated Statements of Operations.

A rollforward of the liability associated with the Company’s Exit and restructuring activities, which are reflected within Accrued liabilities on the Consolidated Balance Sheets, is as follows (in millions):

Balance as of December 31, 2025	$23
Exit and restructuring charges	16
Cash payments	(33)
Balance as of October 3, 2026	$6

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
The Company’s financial assets and liabilities carried at fair value as of October 3, 2026, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts (1)	$8	$24	$—	$32
Investments related to the deferred compensation plan	50	—	—	50
Total Assets at fair value	$58	$24	$—	$82
Liabilities:
Liabilities related to the deferred compensation plan	$50	$—	$—	$50
Total Liabilities at fair value	$50	$—	$—	$50
The Company’s financial assets and liabilities carried at fair value as of December 31, 2025, are classified below (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Investments related to the deferred compensation plan	$48	$—	$—	$48
Total Assets at fair value	$48	$—	$—	$48
Liabilities:
Foreign exchange contracts (1)	$2	$5	$—	$7
Liabilities related to the deferred compensation plan	48	—	—	48
Total Liabilities at fair value	$50	$5	$—	$55

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

In accordance with ASC 815, the Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures them at fair value. The following table presents the fair value of its derivative instruments (in millions):

	Asset (Liability)
		Fair Values as of
	Balance Sheets Classification	October 3, 2026	December 31, 2025
Derivative instruments designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$24	$—
Foreign exchange contracts	Accrued liabilities	—	(5)
Total derivative instruments designated as hedges		$24	$(5)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	$8	$—
Foreign exchange contracts	Accrued liabilities	—	(2)
Total derivative instruments not designated as hedges		$8	$(2)
Total net derivative asset (liability)		$32	$(7)

Activities related to derivative instruments are reflected within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Interest Rate Risk Management
The Company is exposed to market risk associated with interest rate payments on its borrowings under a term loan (“Term Loan A”), Revolving Credit Facility, and Receivables Financing Facilities, which bear interest at variable rates plus applicable margins. The Company manages its exposure to changes in interest rates by issuing both fixed and variable rate borrowings as well as periodically utilizing interest rate swaps to economically hedge interest rate exposure based on current and projected market conditions. The Company had no active interest rate swap agreements during the nine months ended October 3, 2026 or the year ended December 31, 2025.

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

The Company manages the exchange rate risk of anticipated Euro-denominated sales using forward contracts, which typically mature within twelve months of execution. The Company designates these derivative contracts as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets until the contract is settled and the hedged sale is realized. The realized gain or loss is then recorded as an adjustment to Net sales on the Consolidated Statements of Operations. Realized amounts reclassified to Net sales were $6 million of gains and $20 million of losses for the three months ended October 3, 2026 and September 27, 2025, respectively. Realized amounts reclassified to Net sales were $1 million of gains and $24 million of losses for the nine months ended October 3, 2026 and September 27, 2025, respectively. As of October 3, 2026 and December 31, 2025, the notional amounts of the Company’s foreign exchange cash flow hedges were €648 million and €582 million, respectively. The Company has reviewed its cash flow hedges for effectiveness and determined that they are highly effective.

The Company uses forward contracts, which are not designated as hedging instruments, to manage its exposures related to net assets denominated in foreign currencies. These forward contracts typically mature within one month after execution. Monetary gains and losses on these forward contracts are recorded in income and are generally offset by the transaction gains and losses related to their net asset positions. Net amounts recognized within Foreign exchange (loss) gain were $4 million of gains and $1 million of losses for the three months ended October 3, 2026 and September 27, 2025, respectively. Net amounts recognized within Foreign exchange (loss) gain were $4 million of gains and $24 million of losses for the nine months ended October 3, 2026 and September 27, 2025, respectively. The notional values and the net fair values of these outstanding contracts were as follows (in millions):

	October 3, 2026		December 31, 2025
Notional balance of outstanding contracts:
British Pound/U.S. Dollar		£1		£14
Euro/U.S. Dollar		€198		€92
Euro/Czech Koruna		€12		€13
Japanese Yen/U.S. Dollar		¥781		¥395
Singapore Dollar/U.S. Dollar	S$	17	S$	16
Mexican Peso/U.S. Dollar	Mex$	250	Mex$	250
Polish Zloty/U.S. Dollar	zł	32	zł	71
Net fair value of assets (liabilities) of outstanding contracts		$8		$(2)

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

The Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. We present the assets and liabilities of our derivative financial instruments, for which we have net settlement agreements in place, on a net basis on the Consolidated Balance Sheets. If the derivative financial instruments had been presented gross on the Consolidated Balance Sheets, the asset and liability positions would not have been significantly different as of October 3, 2026 or December 31, 2025.

Note 10 Long-Term Debt

The following table shows the carrying value of the Company’s debt (in millions):

	October 3, 2026	December 31, 2025
Term Loan A	$1,509	$1,575
Senior Notes	500	500
Revolving Credit Facility	445	275
Receivables Financing Facility	124	161
Total debt	$2,578	$2,511
Less: Debt issuance costs	(6)	(8)
Less: Unamortized discounts	(1)	(2)
Less: Current portion of debt	(2,077)	(141)
Total long-term debt	$494	$2,361

As of October 3, 2026, the future maturities of debt are as follows (in millions):

2026 (3 months remaining)	$22
2027	2,056
2028	—
2029	—
2030	—
Thereafter	500
Total future maturities of debt	$2,578
All borrowings as of October 3, 2026 were denominated in U.S. Dollars.
The estimated fair value of the Company’s debt approximated $2.6 billion and $2.5 billion as of October 3, 2026 and December 31, 2025, respectively. These fair value amounts, developed based on inputs classified as Level 2 within the fair value hierarchy, represent the estimated value at which the Company’s lenders could trade its debt within the financial markets and do not represent the settlement value of these liabilities to the Company. The fair value of debt will continue to vary each period based on a number of factors, including fluctuations in market interest rates as well as changes to the Company’s credit ratings.

Term Loan A
The principal on Term Loan A is due in quarterly installments, with the next quarterly installment due in the fourth quarter of 2026 and the majority due upon maturity on May 25, 2027. The Company has made and may make prepayments in whole or in part, without premium or penalty, and would be required to prepay certain outstanding amounts in the event of certain circumstances or transactions. As of October 3, 2026, the Term Loan A interest rate was 5.25%. Interest payments are made monthly and are subject to variable rates plus an applicable margin.

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

Revolving Credit Facility
The Company has a Revolving Credit Facility that is available for working capital and other general business purposes, including letters of credit. As of October 3, 2026, in addition to the outstanding borrowings, the Company had letters of credit totaling $10 million, which reduced remaining funds available for borrowings under the Revolving Credit Facility to $1,045 million. As of October 3, 2026, the Revolving Credit Facility had an average interest rate of 5.26%. Interest payments are made monthly and are subject to variable rates plus an applicable margin. The Revolving Credit Facility matures on May 25, 2027.

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

As of October 3, 2026, the Company’s Consolidated Balance Sheets included $868 million of gross receivables that were pledged under the facility. Borrowings under the facility bear interest at a variable rate plus an applicable margin. As of October 3, 2026, the facility had an average interest rate of 4.96%. Interest is paid monthly on these borrowings.

The Company’s borrowings described above include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels.

As of October 3, 2026, the Company was in compliance with all debt covenants.

Note 11 Leases

During the nine months ended October 3, 2026, the Company recorded $44 million of right-of-use (“ROU”) assets obtained in exchange for lease obligations related to extensions of existing leases and commencements of new leases.

Future minimum lease payments under non-cancellable leases as of October 3, 2026 were as follows (in millions):

2026 (3 months remaining)	$13
2027	48
2028	43
2029	36
2030	29
Thereafter	89
Total future minimum lease payments	$258
Less: Interest	(53)
Present value of lease liabilities	$205

Reported as of October 3, 2026:
Current portion of lease liabilities	$38
Long-term lease liabilities	167
Present value of lease liabilities	$205

The current portion of lease liabilities is included within Accrued liabilities on the Consolidated Balance Sheets.

Note 12 Accrued Liabilities, Commitments and Contingencies

Accrued Liabilities
The components of Accrued liabilities are as follows (in millions):

	October 3, 2026	December 31, 2025
Incentive compensation	$166	$150
Payroll and benefits	85	75
Customer rebates	72	63
Unremitted cash collections due to banks on factored accounts receivable	63	84
Current portion of lease liabilities	38	38
Current portion of warranty liabilities	30	28
Freight and duty	21	26
Exit and restructuring	6	23
Other	72	71
Accrued liabilities	$553	$558

Warranties
The following table is a summary of the Company’s warranty obligations (in millions):

	Nine Months Ended
	October 3, 2026	September 27, 2025
Balance at the beginning of the period	$34	$26
Warranty expense	27	29
Warranties fulfilled	(25)	(25)
Balance at the end of the period	$36	$30

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

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the executive branch of government to impose tariffs, which invalidated certain import tariffs enacted in 2025. The matter was remanded to the Court of International Trade and the U.S. Customs and Border Protection (“CBP”) for administration of refunds. The Company has sought refunds in accordance with the process prescribed by CBP and has evaluated potential refunds of previously paid IEEPA tariffs under a loss recovery model consistent with the principles of ASC 410‑30, Asset Retirement and Environmental Obligations — Environmental Obligations. In the second quarter of 2026, the Company deemed the refund of all previously paid import tariffs to be probable and recognized a benefit of approximately $73 million within Cost of Sales on the Consolidated Statements of Operations, including $46 million attributed to the CF segment and $27 million attributed to the AVA segment. As of October 3, 2026, the Company received $46 million in cash and $27 million is reflected within Accounts Receivable, net on the Consolidated Balance Sheets.

Note 13 Income Taxes

The Company’s effective tax rate for the three and nine months ended October 3, 2026 was 17.2% and 18.2%, respectively, compared to 36.5% and 24.5% for the three and nine months ended September 27, 2025, respectively. In the current year, the variance from the 21% U.S. federal statutory rate was primarily attributable to U.S. tax credits and tax benefits related to foreign earnings subject to U.S. taxation, partially offset by U.S. state income taxes. In the prior year, the variance from the 21% U.S. federal statutory rate was primarily attributable to taxes related to foreign earnings subject to U.S. taxation resulting from federal tax legislation and U.S. state income taxes, partially offset by the generation of U.S. tax credits and the release of certain Canadian valuation allowance reserves.

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

Earnings per share (in millions, except share data):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic:
Net income	$164	$101	$532	$349
Weighted-average shares outstanding	47,277,714	50,800,552	48,027,688	51,044,563
Basic earnings per share	$3.47	$1.98	$11.08	$6.83

Diluted:
Net income	$164	$101	$532	$349
Weighted-average shares outstanding	47,277,714	50,800,552	48,027,688	51,044,563
Dilutive shares	535,475	370,567	452,861	384,969
Diluted weighted-average shares outstanding	47,813,188	51,171,119	48,480,549	51,429,532
Diluted earnings per share	$3.43	$1.97	$10.97	$6.78

Anti-dilutive share-based compensation awards are excluded from diluted earnings per share calculations. There were 2,499 and 138,222 shares that were anti-dilutive for the three and nine months ended October 3, 2026. There were 1,473 and 84,605 shares that were anti-dilutive for the three and nine months ended September 27, 2025, respectively.

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

The changes in each component of AOCI during the nine months ended October 3, 2026 and September 27, 2025 were as follows (in millions):

	Unrealized gain (loss) on sales hedging	Foreign currency translation adjustments	Total
Balance at December 31, 2024	$22	$(66)	$(44)
Other comprehensive (loss) income before reclassifications	(81)	24	(57)
Amounts reclassified from AOCI(1)	24	—	24
Tax effect	14	—	14
Other comprehensive (loss) income, net of tax	(43)	24	(19)
Balance at September 27, 2025	$(21)	$(42)	$(63)

Balance at December 31, 2025	$(4)	$(14)	$(18)
Other comprehensive income (loss) before reclassifications	30	(43)	(13)
Amounts reclassified from AOCI(1)	(1)	—	(1)
Tax effect	(7)	—	(7)
Other comprehensive income (loss), net of tax	22	(43)	(21)
Balance at October 3, 2026	$18	$(57)	$(39)
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

During the nine months ended October 3, 2026 and September 27, 2025, the Company received cash proceeds of $388 million and $374 million, respectively, from the sales of accounts receivables under its factoring arrangement. As of October 3, 2026 and December 31, 2025, there were a total of $22 million and $10 million, respectively, of uncollected receivables that had been sold and removed from the Company’s Consolidated Balance Sheets.

As servicer of sold receivables, the Company had $63 million and $84 million of obligations that were not yet remitted to the bank as of October 3, 2026 and December 31, 2025, respectively. These obligations are included within Accrued liabilities on the Consolidated Balance Sheets, with changes in such obligations reflected within Cash flows from financing activities on the Consolidated Statements of Cash Flows.

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

Financial information by segment is presented as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales:
CF	$949	$705	$2,677	$2,106
AVA	665	615	1,989	1,815
Total Net sales	$1,614	$1,320	$4,666	$3,921
Cost of sales:
CF	$539	$381	$1,400	$1,110
AVA	333	303	941	907
Corporate (3)	4	2	20	9
Total Cost of sales	$876	$686	$2,361	$2,026
Operating expenses:
CF (1)	$239	$192	$718	$582
AVA (1)	174	176	539	530
Corporate (3)	88	83	275	222
Total Operating expenses	$501	$451	$1,532	$1,334
Operating income:
CF (2)	$171	$132	$559	$414
AVA (2)	158	136	509	378
Total segment operating income	$329	$268	$1,068	$792
Corporate (3)	(92)	(85)	(295)	(231)
Total Operating income	$237	$183	$773	$561

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

Net sales by region were as follows (in millions)(1):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
North America	$822	$666	$2,324	$1,943
EMEA	496	394	1,501	1,260
Asia-Pacific	190	163	538	447
Latin America	106	97	303	271
Total Net sales	$1,614	$1,320	$4,666	$3,921
(1)Certain prior period net sales have been recast to appropriately reflect customer location, with no impact to Zebra’s consolidated net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•The AVA segment provides solutions that track critical assets and automate workflows to provide real-time, data-driven insights necessary to optimize supply chains, manufacturing, and logistics. The principal product categories include thermal barcode printing and related supplies and sensors, data capture, fixed industrial scanning, machine vision, RFID, real-time location systems (RTLS), and related services.

Third Quarter 2026 Financial Summary

•Net sales were $1,614 million in the current quarter compared to $1,320 million in the prior year third quarter.
•Operating income was $237 million in the current quarter compared to $183 million in the prior year third quarter.
•Net income was $164 million, or $3.43 per diluted share in the current quarter, compared to net income of $101 million, or $1.97 per diluted share in the prior year third quarter.
•We repurchased $643 million of common shares year to date, including $75 million in the third quarter.

Results of Operations

Consolidated Results of Operations
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales:
Tangible products	$1,370	$1,081	$289	26.7%	$3,917	$3,198	$719	22.5%
Services and software	244	239	5	2.1%	749	723	26	3.6%
Total Net sales	1,614	1,320	294	22.3%	4,666	3,921	745	19.0%
Gross profit	738	634	104	16.4%	2,305	1,895	410	21.6%
Gross margin	45.7%	48.0%		(230) bps	49.4%	48.3%		110 bps
Operating expenses	501	451	50	11.1%	1,532	1,334	198	14.8%
Operating income	$237	$183	$54	29.5%	$773	$561	$212	37.8%

Net sales to customers by geographic region were as follows (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
North America	$822	$666	$156	23.4%	$2,324	$1,943	$381	19.6%
EMEA	496	394	102	25.9%	1,501	1,260	241	19.1%
Asia-Pacific	190	163	27	16.6%	538	447	91	20.4%
Latin America	106	97	9	9.3%	303	271	32	11.8%
Total Net sales	$1,614	$1,320	$294	22.3%	$4,666	$3,921	$745	19.0%

Operating expenses are summarized below (amounts in millions, except percentages):

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	As a % of Net sales		October 3, 2026	September 27, 2025	As a % of Net sales
			2026	2025			2026	2025
Selling and marketing	$183	$159	11.3%	12.0%	$556	$478	11.9%	12.2%
Research and development	158	146	9.8%	11.1%	482	441	10.3%	11.2%
General and administrative	122	111	7.6%	8.4%	363	324	7.8%	8.3%
Amortization of intangible assets	37	25	NM	NM	111	74	NM	NM
Acquisition and integration costs	1	10	NM	NM	4	17	NM	NM
Exit and restructuring costs	—	—	NM	NM	16	—	NM	NM
Total Operating expenses	$501	$451	31.0%	34.2%	$1,532	$1,334	32.8%	34.0%

Consolidated Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 3, 2026	October 3, 2026
Reported GAAP Consolidated Net sales growth	22.3%	19.0%
Adjustments:
Impact of foreign currency translations (1)	(2.1)%	(2.2)%
Impact of acquisitions and dispositions (2)	(8.9)%	(8.5)%
Consolidated Organic Net sales growth (3)	11.3%	8.3%

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

Third quarter 2026 compared to third quarter 2025

Total Net sales increased by $294 million or 22.3% compared to the prior year quarter, reflecting continued growth in both of our segments. Our overall sales growth reflects broad-based growth across all verticals and regions. Excluding the effects of foreign currency, acquisitions and dispositions, Consolidated Organic Net sales increased by 11.3%.

Gross margin decreased to 45.7% for the current quarter compared to 48.0% for the prior year quarter, primarily due to increased memory costs and unfavorable business mix, partially offset by foreign currency favorability.

Operating expenses for the quarters ended October 3, 2026 and September 27, 2025 were $501 million and $451 million, or 31.0% and 34.2% of Net sales, respectively. Current quarter Operating expenses increased compared to the prior year quarter primarily due to the inclusion of operating expenses of Elo Touch, inclusive of intangible asset amortization.

Operating income was $237 million for the current quarter compared to $183 million in the prior year quarter.

Total Other expense, net increased primarily due to lower interest income on cash equivalents and higher interest expense associated with higher average debt balances.

The Company’s effective tax rates for the three months ended October 3, 2026 and September 27, 2025 were 17.2% and 36.5%, respectively. The decrease in effective tax rate was primarily due to prior year foreign earnings subject to U.S. taxation resulting from federal tax legislation, as well as lower current year U.S. state income taxes.

Year to date 2026 compared to Year to date 2025

Total Net sales increased by $745 million or 19.0% compared to the prior year, reflecting continued growth in both of our segments and all regions. Excluding the effects of foreign currency, acquisitions and dispositions, Consolidated Organic Net sales increased by 8.3%.

Gross margin increased to 49.4% for the current year compared to 48.3% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries recognized in the second quarter and foreign currency, partially offset by higher memory costs.

Operating expenses for the quarters ended October 3, 2026 and September 27, 2025 were $1,532 million and $1,334 million, or 32.8% and 34.0% of Net sales, respectively. Current year Operating expenses increased compared to the prior year primarily due to the inclusion of operating expenses of Elo Touch, inclusive of intangible asset amortization, as well as higher employee-related costs.

Operating income was $773 million for the current year compared to $561 million in the prior year.

Total Other expense, net increased primarily due to lower interest income on cash equivalents and higher interest expense associated with higher average debt balances, partially offset by lower foreign exchange losses.

The Company’s effective tax rates for the nine months ended October 3, 2026 and September 27, 2025 were 18.2% and 24.5%, respectively. The decrease in effective tax rate was primarily due to prior year foreign earnings subject to U.S. taxation resulting from federal tax legislation, as well as lower current year U.S. state income taxes.

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

Connected Frontline Segment (“CF”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales:
Tangible products	$750	$509	$241	47.3%	$2,065	$1,511	$554	36.7%
Services and software	199	196	3	1.5%	612	595	17	2.9%
Total Net sales	949	705	244	34.6%	2,677	2,106	571	27.1%
Gross profit	410	324	86	26.5%	1,277	996	281	28.2%
Gross margin	43.2%	46.0%		(280) bps	47.7%	47.3%		40 bps
Operating expenses	239	192	47	24.5%	718	582	136	23.4%
Operating income	$171	$132	$39	29.5%	$559	$414	$145	35.0%

CF Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 3, 2026	October 3, 2026
CF Reported GAAP Net sales growth	34.6%	27.1%
Adjustments:
Impact of foreign currency translations (1)	(2.4)%	(2.3)%
Impact of acquisitions (2)	(17.2)%	(15.9)%
CF Organic Net sales growth (3)	15.0%	8.9%

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

(2)For purposes of computing Organic Net sales growth, amounts directly attributable to the acquisition of Elo Touch are excluded for twelve months following the acquisition date.

(3)CF Organic Net sales growth is a non-GAAP financial measure. See the Non-GAAP Measures section at the end of this item.

Third quarter 2026 compared to third quarter 2025

Total Net sales for CF increased $244 million or 34.6% compared to the prior year, primarily due to the inclusion of Elo Touch, higher sales of mobile computers, and favorable impact of foreign currency. Excluding the impact of foreign currency and the acquisition of Elo Touch, CF Organic Net sales increased by 15.0%.

Gross margin decreased to 43.2% in the current year compared to 46.0% for the prior year quarter, primarily due to higher memory costs and unfavorable business mix, partially offset by foreign currency favorability.

Operating income increased 29.5% in the current year compared to the prior year.

Year to date 2026 compared to Year to date 2025

Total Net sales for CF increased $571 million or 27.1% compared to the prior year, primarily due to the inclusion of Elo Touch, higher sales of mobile computers, and favorable impact of foreign currency. Excluding the impact of foreign currency and the acquisition of Elo Touch, CF Organic Net sales increased by 8.9%.

Gross margin increased to 47.7% in the current year compared to 47.3% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries recognized in the second quarter and foreign currency, partially offset by higher memory costs and unfavorable business mix.

Operating income increased 35.0% in the current year compared to the prior year.

Asset Visibility & Automation Segment (“AVA”)
(amounts in millions, except percentages)

	Three Months Ended				Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales:
Tangible products	$620	$572	$48	8.4%	$1,852	$1,687	$165	9.8%
Services and software	45	43	2	4.7%	137	128	9	7.0%
Total Net sales	665	615	50	8.1%	1,989	1,815	174	9.6%
Gross profit	332	312	20	6.4%	1,048	908	140	15.4%
Gross margin	49.9%	50.7%		(80) bps	52.7%	50.0%		270 bps
Operating expenses	174	176	(2)	(1.1)%	539	530	9	1.7%
Operating income	$158	$136	$22	16.2%	$509	$378	$131	34.7%

AVA Organic Net sales growth:

	Three Months Ended	Nine Months Ended
	October 3, 2026	October 3, 2026
AVA Reported GAAP Net sales growth	8.1%	9.6%
Adjustments:
Impact of foreign currency translations (1)	(1.3)%	(1.9)%
Impact of acquisitions and dispositions (2)	0.2%	—%
AVA Organic Net sales growth (4)	7.0%	7.7%

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

Third quarter 2026 compared to third quarter 2025

Total Net sales for AVA increased $50 million or 8.1% compared to the prior year, primarily due to higher sales of machine vision and printing products and favorable impact of foreign currency. Excluding the impacts of foreign currency and acquisitions and dispositions, AVA Organic Net sales increased by 7.0%.

Gross margin decreased to 49.9% in the current year compared to 50.7% for the prior year, primarily due to higher memory costs, partially offset by foreign currency favorability.

Operating income for the current year increased by 16.2% compared to the prior year.

Year to date 2026 compared to Year to date 2025

Total Net sales for AVA increased $174 million or 9.6% compared to the prior year, primarily due to higher sales of printing and machine vision products and favorable impact of foreign currency. Excluding the impacts of foreign currency and acquisitions and dispositions, AVA Organic Net sales increased by 7.7%.

Gross margin increased to 52.7% in the current year compared to 50.0% for the prior year, primarily due to favorable impacts of IEEPA tariff recoveries recognized in the second quarter, business mix, and foreign currency, partially offset by higher memory costs.

Operating income for the current year increased by 34.7% compared to the prior year.

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

	Nine Months Ended
Cash flow provided by (used in):	October 3, 2026	September 27, 2025	$ Change
Operating activities	$711	$560	$151
Investing activities	(39)	(121)	82
Financing activities	(617)	(286)	(331)
Effect of exchange rates on cash balances	2	(1)	3
Net change in cash and cash equivalents	$57	$152	$(95)

Cash flow provided by (used in):
Operating activities	$711	$560	$151
Less: Purchases of property, plant and equipment	(50)	(56)	6
Free cash flow (Non-GAAP)(1)	$661	$504	$157

(1)Free cash flow, a non-GAAP measure, is defined as Net cash provided by (used in) operating activities in a period minus purchases of property, plant and equipment (capital expenditures) made in that period.

2026 compared to 2025

The change in our cash and cash equivalents balance during the nine months ended October 3, 2026 compared to the prior year was primarily due to the following:

•$151 million increase in net operating cash inflows primarily due to higher operating profitability, including IEEPA tariff refunds.

•$82 million decrease in net investing cash outflows primarily due to the acquisition of Photoneo in the prior year.

•$331 million increase in net financing cash outflows primarily due to higher share repurchases, partially offset by net borrowings on our debt facilities.

Company Debt
The following table shows the carrying value of the Company’s debt (in millions):

	October 3, 2026	December 31, 2025
Term Loan A	$1,509	$1,575
Senior Notes	500	500
Revolving Credit Facility	445	275
Receivables Financing Facility	124	161
Total debt	$2,578	$2,511
Less: Debt issuance costs	(6)	(8)
Less: Unamortized discounts	(1)	(2)
Less: Current portion of debt	(2,077)	(141)
Total long-term debt	$494	$2,361

As of October 3, 2026, our short-term debt obligations primarily consists of our Term Loan A and Revolving Credit Facility (collectively, the "Credit Facility"), both of which are scheduled to mature on May 25, 2027. We intend to refinance the Credit Facility in the fourth quarter of 2026. The ultimate timing, structure, and terms of any such transaction will remain subject to the macroeconomic environment and prevailing conditions in the debt capital markets at the time of execution. Until a refinancing is completed, we will continue to meet our current debt service obligations using cash on hand and cash generated from operating activities.

See Note 10, Long-Term Debt in the Notes to Consolidated Financial Statements for further details related to the Company’s debt instruments.

Share Repurchases
During the third quarter of 2026, the Company repurchased 229,206 shares of common stock for approximately $75 million. During the nine months ended October 3, 2026, the Company has repurchased a total of 2,697,227 shares of common stock for $643 million.

Safe Harbor
Forward-looking statements contained in this report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors, which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. When used in this document and documents referenced, the words “anticipate,” “expect,” “believe,” “intend,” “estimate,” “will,” “plan,” “goal,” “target,” and “strategy” and similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” as they relate to the Company or its management are intended to identify such forward-looking statements but are not the exclusive means of identifying these statements.

Actual results may differ materially from those expressed or implied by forward-looking statements. Any forward-looking statements represent the Company’s views only as of the date of this report and should not be relied upon as representing the Company’s views as of any subsequent date. The forward-looking statements include, but are not limited to, the Company’s financial outlook for the full year, strategy, and future business prospects. These forward-looking statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in the Company’s industry, market conditions, general domestic and international economic conditions, and other factors. These factors include:

•Market acceptance of the Company’s products, services, and software solutions and competitors’ offerings and the potential effects of emerging technologies and changes in customer requirements,
•The effect of global market conditions, including in North America, Europe, Middle East, and Africa (“EMEA”), Latin America, and Asia-Pacific regions in which we do business,
•The impact of changes in foreign exchange rates, customs duties and trade policies due to the large percentage of our sales and operations being outside the U.S.,
•The Company’s ability to effectively manage manufacturing and operating costs,
•Risks related to the manufacturing of the Company’s products and conducting business operations in non-U.S. countries, including the risk of depending on key suppliers who are also in non-U.S. countries,
•The Company’s ability to purchase sufficient materials, parts, and components, and our ability to provide services, software, and products to meet customer demand, particularly in light of global economic conditions,
•The availability of credit and the volatility of capital markets, which may affect our suppliers, customers, and ourselves,
•Success of integrating acquisitions,
•The Company’s ability to attract, retain, develop, and motivate key personnel,
•Interest rate and financial market conditions,
•Access to cash and cash equivalents held outside the U.S.,
•The effect of natural disasters, man-made disasters, public health issues (including pandemics), and cybersecurity incidents on our business, our customers or our contracted third parties,
•The impact of changes in foreign and domestic governmental policies, laws, or regulations,
•The outcome of litigation in which the Company may be involved, particularly litigation or claims related to infringement of third-party intellectual property rights, and
•The outcome of any future tax matters or tax law changes.
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
There were no material changes in the Company’s market risk during the nine months ended October 3, 2026. For additional information on market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls

Our management is responsible for establishing and maintaining adequate disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of our disclosure controls as of October 3, 2026. Based on this assessment and those criteria, our management believes that, as of October 3, 2026, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting
During the quarter ended October 3, 2026, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to repurchases of the Company’s common stock for the three months ended October 3, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 5, 2026 - August 1, 2026	78,612	$262.40	78,612	$670
August 2, 2026 - August 29, 2026	79,205	364.40	79,205	641
August 30, 2026 - October 3, 2026	71,389	352.13	71,389	616
Total	229,206	$325.59	229,206	$616

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
The Company’s Securities Transactions and Confidentiality Policy governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. None of our directors or executive officers had in effect, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended October 3, 2026.

Item 6.	Exhibits

10.1
Fourth Amendment to Receivables Financing Agreement, dated as of July 20, 2026, by and among Zebra Technologies RSC, LLC, the lenders from time to time party thereto, PNC Bank, National Association, Zebra Technologies International, LLC, and PNC Capital Markets, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Zebra Technologies Corporation Quarterly Report on Form 10-Q, formatted in Inline XBRL: consolidated financial statements and accompanying notes in Part I, Item 1, “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q. The instance document does not appear in the interactive data file because Inline XBRL tags are embedded in the iXBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026 formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEBRA TECHNOLOGIES CORPORATION

Date: November 3, 2026	By:	/s/ William J. Burns
William J. Burns
Chief Executive Officer

Date: November 3, 2026	By:	/s/ Nathan Winters
Nathan Winters
Chief Financial Officer